Form 10QSB
period 2005-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2005-06-23
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-119546_________________________

Victory Eagle Resources Corp.
(Exact name of small business issuer as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
317-5158 48th Avenue, Delta, British Columbia V4K 5B6
(Address of principal executive offices)
(778) 883-6007
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,000,000 common shares issued and outstanding as at June 14, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles

VICTORY EAGLE RESOURCES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
April 30, 2005

ASSETS
Current assets
Cash	$ 217
Total current assets	$ 217
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Accrued interest	$ 2,932
Accounts Payable	4,250
Note payable - shareholder	26,500
Total liabilities	33,682
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000
Deficit accumulated during the development stage	(35,465)
Total Stockholders' Deficit	(33,465)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 217

See accompanying notes to financial statements

VICTORY EAGLE RESOURCES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended April 30, 2005
and for the Period from March 18, 2004 (Inception) through April 30, 2004 and for the Period from March 18, 2004 (Inception) through April 30, 2005

	Three Months Ended April 30	Nine Months Ended April 30	Inception through April 30	Inception through April 30
	2005	2005	2004	2005
General and administrative	$ 2,680	$ 11,061	$ 13,467	$ 35,465

Net loss	$ (2,680)	$ (11,061)	$ (13,467)	$ (35,465)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements

VICTORY EAGLE RESOURCES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2005
and for the Period from March 18, 2004 (Inception) through April 30, 2004 and for the Period from March 18, 2004 (Inception) through April 30, 2005

	Nine Months Ended April 30	Inception through April 30	Inception through April 30
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,061)	$ (13,467)	$ (35,465)
Changes in:
Accrued interest	2,132	-	2,932
Accounts payable	4,250	-	4,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,679)	(13,467)	(28,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	-	26,500	26,500
Sale of common stock	-	2,000	2,000
CASH FLOWS FROM FINANCING	-	28,500	28,500
NET CHANGE IN CASH	(4,679)	15,033	217
Cash, beginning of period	4,896	-	-
Cash, end of period	$ 217	$ 15,033	$ 217
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -

See accompanying notes to financial statements

VICTORY EAGLE RESOURCES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2004 as reported in Form SB-2, have been omitted.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Victory Eagle " mean Victory Eagle Resources Corp., unless otherwise indicated.

General

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and our business mailing office is located at Suite 317-5158 48th Avenue, Delta, British Columbia V4K 5B6. Our telephone number is (778) 883-6007.

Our Current Business

We are an exploration stage company incorporated under the laws of the State of Nevada on March 18, 2004. An exploration stage company includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. We do not own any properties. We have obtained title to eight mineral claims.

In July, 2004 Ludvik Rolin, our President and member of the board of directors acquired eight mineral claims by arranging the staking of the same through a third party, Mr. Kenneth Daniels. Mr. Rolin paid $1,100 to have the claims staked. The claims are registered in Mr. Rolin's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office.

The property consists of eight mineral claims totalling approximately 500 acres. The mineral claims are located approximately 20 miles east of Osoyoos, British Columbia, Canada, 10 miles north from the village of Westbridge in southern British Columbia. The mineral claims are within the Greenwood Mining Division.

We hold title to the eight mineral claims. The eight mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We must begin exploration on or before July 18, 2005, or pay $100 per claim to prevent the property from reverting to the government of British Columbia.

To our knowledge, Kenneth Daniels staked the 500 acres of mineral claims in southwestern British Columbia in 2004 and there were no previous owners, operators, or operations on the mineral claims.

There are no existing workings on the mineral claims. The only work completed on the mineral claims is the initial staking of the mineral claims by Kenneth Daniels. Exploration has not commenced on the mineral claims. It is anticipated that we will generate our own power on the mineral claims from portable generators we transport to the mineral claims and power generated by the backhoe engine.

Mr. Rolin, our sole officer and one of our directors has visited our mineral claims. Mr. Rolin is currently searching for a qualified geologist to assist in the exploration of our mineral claims. We may consider appointing a geologist to the board of directors in the near future. The basis for the exploration plans and cost estimates described below in this section are derived from Mr. Rolin's informal discussions with geologists and mining companies familiar with the exploration process. We have not yet had any negotiations or agreements with a geologist to assist in the exploration of our mineral claims.

The property is without known reserves and our proposed program is exploratory in nature. We must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. Specifically, we intend to explore for gold on the properties. When soil samples taken from the property are analyzed, we will also look for traces of silver, lead, iron and zinc, however, our focus is on the search for gold.

Our exploration program is designed to economically explore and evaluate the properties.

Three and Nine Months Ended April 30, 2005

During the three months ended April 30, 2005, operating expenses totalled $2,680, and we experienced a net loss of $2,680 against no revenues. During the nine months ended April 30, 2005, operating expenses totalled $11,061, and we experienced a net loss of $11,061 against no revenues. From inception to April 30, our operating expenses total $35,465 and we experienced a net loss of $35,465 against no revenues.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at April 30, 2005 was $217.

For the nine months ended April 30, 2005, net cash used in operating activities was ($4,679), which consisted of general and administrative expenses.

Net cash provided by financing activity was $nil for the three months ended April 30, 2005. We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company as soon as possible. Subsequent to the period ended April 30, 2005 our SB-2 registration statement was declared effective by the Securities and Exchange Commission. We are currently offering up to 1,900,000 shares of our common stock at a price of $0.10 per share for a total of $190,000.

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2006 we plan to expend a total of approximately $165,000 in respect of our mineral properties. In particular, we plan to expend approximately $150,000 in respect of the eight prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will require working capital of approximately $5,000 over the twelve months ending April 30, 2006.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We are planning to raise the required money pursuant to our SB-2 registration statement which was declared effective by the Securities and Exchange Commission on June 14, 2005. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the twelve months ending April 30, 2006 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$8,000
Geochemical Testing	$12,000
Trenching	$10,000
Phase 2 (if warranted)
Trenching	$20,000
Geophysical work	$10,000
Drilling	$91,000
Working Capital	$5,000
Total	$156,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2006.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through April 30, 2005 have incurred losses of $34,025 from our inception.

We are currently raising financing pursuant to an SB-2 registration statement declared effective on June 14, 2005. We are raising up to a total of $190,000 by selling a total of 1,900,000 common shares at a price of $0.10 per share.

However, there are no assurances that we will be able to either (1) ever achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain financing through our current public offering or, if necessary, through future private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from our current offering, operations and any future private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our independent auditor's report on our audited financial statements, in our Form SB-2 registration statement filed April 29, 2005 for the fiscal year ended July 31, 2004, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We do not own any resource properties. We own 8 mineral claims and title to our property is not registered in our name. We also own an option to acquire a 100% interest in a mineral property.

We do not own any resource properties. We own eight mineral claims in British Columbia. Title to our property is not registered in our name but is registered in the name of our president, Mr. Ludik Rolina who conveyed title to the claims to us by an unrecorded deed, dated August 6, 2004. This is because we must incorporate a Canadian subsidiary to hold the claims prior to recording the deed and pay fees associated with registration. If Mr. Rolin grants another deed which is subsequently registered prior to our deed, the third person would obtain good title and we will have nothing. If that happens, we will be harmed in that we will not own any mineral claims and we will have to cease operations. However, in such a case, Mr. Rolin would be liable to us for monetary damages for breach of the unrecorded deed transferring the claims to us. The extent of that liability would be for our out of pocket costs for expenditures on the mineral claims, if any, in addition to any lost opportunity costs if the mineral claims proved to be of value in the future. We intend to incorporate the required Canadian subsidiary and record the deed in the name of our subsidiary if gold is discovered on the mineral claims and it is economical to remove the gold.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $34,025. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

    Our ability to locate a profitable resource property;
    Our ability to generate revenues; and
    Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with exploration of our mineral properties. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not raise enough money for exploration or to exercise our option on our mineral property, we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need financing before we are able to commence exploration efforts. We are currently raising financing pursuant to an SB-2 registration statement, declared effective by the Securities and Exchange Commission on June 14, 2005. We have not yet raised any funds nor have we made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We do not have enough money to complete the explorations proposed in properties and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We do not have enough money to commence first stages of the exploration of our projects. We will require funding to commence exploration. Currently we are raising up to $190,000 pursuant to an SB-2 registration statement declared effective on June 14, 2005. However, because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is are minerals on our property. It could cost as little as $1,000,000 and as much as $10,000,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold, that production will be profitable. We did not rely upon any expert advice in selecting our property for exploration.

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee that we will ever find any gold. We did not rely upon any expert advice in selecting the property for the exploration. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover the gold, we cannot guarantee that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

Our officers and directors lack experience in the mining industry and will be devoting a small amount of their professional time to our activities.

Our officers and directors have little or not direct experience in the mining industry. Further, our officers and directors will be devoting a small amount of their professional time to our operations. Our management's lack of experience and devotion of time may make us more vulnerable than other companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management's estimates of expenditures are erroneous this may harm our business.

Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations and could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

We have not yet discovered any gold. Even if we are successful in discovering gold we may not be able to realize a profit from its sale. The price of gold is depressed compared to past years. This makes it harder to make a profit. If we cannot make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

The price of an ounce of gold is approximately $400. In the past, the price has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we cannot make a profit, we will have to cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market, the less likely we will be to make a profit.

Our officers and directors own a total of 2,000,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 2,000,000 shares of stock, which is currently 100% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Volatility of Stock Price.

Our common shares are not currently publicly quoted or traded on any stock exchange or public market. In the future we intend to obtain a quotation of our securities on the OTC Bulletin Board. In the future, the trading price of our common shares may be subject to wide fluctuations. There is no guarantee we will be successful in achieving such a quotation and, even if we do, trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed October 5, 2004).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed October 5, 2004).

(10) Material Contracts

10.1 Victory 1 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.2 Victory 2 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.3 Victory 3 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.4 Victory 4 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.5 Victory 5 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.6 Victory 6 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.7 Victory 7 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.8 Victory 8 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.9 Warranty Deed dated August 6, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.10 Loan Agreement between Ludvik Rolin and the Company dated April 12, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Ludvik Rolin

(32) Section 906 Certification

32.1 Certification of Ludvik Rolin

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY EAGLE RESOURCES CORP.

By: /s/ Ludvik Rolin_______________________________
Ludvik Rolin, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: June 23, 2005