Form 10KSB
period 2005-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2005-12-30
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  July 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  333-119546

VICTORY EAGLE RESOURCES CORP.
(Name of small business issuer in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1559 Rupert Street, North Vancouver, British Columbia	V7J 1G3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (778) 883-6007

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $31,000

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,290,000 common shares issued and outstanding as of November 18, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Victory Eagle" mean Victory Eagle Resources Corp., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and our business office is located at 1559 Rupert Street, North Vancouver, British Columbia V7J 1G3.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.

In July 2004 Ludvik Rolin, our President and member of the board of directors acquired eight mineral claims by arranging the staking of the same through a third party. The third party is Kenneth Daniels a prospector and licensed Free Miner in the province of British Columbia. Mr. Rolin paid Mr. Daniels $1,100 to stake the claims. There is no relationship between us and Mr. Daniels or between Mr. Daniels and our sole officer, or any of our directors or affiliates. The claims are registered in Mr. Rolin's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed from Mr. Rolin. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office.

The property consists of eight mineral claims totalling approximately 500 acres. The mineral claims are located approximately 20 miles east of Osoyoos, British Columbia, Canada, 10 miles north from the village of Westbridge in southern British Columbia. The mineral claims within the Greenwood Mining Division.

We hold title to the eight mineral claims. The eight mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We will begin exploration on or before July 18, 2006, or pay $100 per claim to prevent the property from reverting to the government of British Columbia.

To our knowledge, Kenneth Daniels staked the 500 acre property in southwestern British Columbia in July 2004 and there were no previous owners, operators, or operations on the property, besides us.

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by Kenneth Daniels. Exploration has not commenced on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

Mr. Rolin, our President is currently searching for a qualified geologist to assist in the exploration of our property. We may consider appointing a geologist to the board of directors in the near future. The basis for the exploration plans and cost estimates described below in this section are derived from Mr. Rolin's informal discussions with geologists and mining companies familiar with the exploration process.

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

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending July 31, 2006.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officer who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending July 31, 2006.

Competition

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available gold markets exist in Canada and around the world for the sale of gold.

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

Government Regulations and Supervision

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

Posting claims

Working claims

Reporting work performed

The Mineral Tenure Act (British Columbia) and Regulation also governs the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $100 in each of the first three years and $200 in the eighth and subsequent years.

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

Prospecting using hand-held tools

Geological and geochemical surveying

Airborne geophysical surveying

Hand-trenching without the use of explosives

The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

Drilling, trenching and excavating using machinery

Disturbance of the ground by mechanical means

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The notice is submitted to the regional office of the Mines Branch, Energy Division.

We currently do not have any pending applications for government approval of our exploration program. We only require one permit for exploration and we have not yet applied for it since it is not required until later stages of exploration (i.e. drilling). We estimate that this exploration permit can be obtained within 2 weeks.

Environmental Law

The Code deals with environmental matters relating to the exploration and development of mining properties. The goal of this Act is to protect the environment through a series of regulations affecting:

1. Health and Safety

2. Archaeological Sites

3. Exploration Access

We are responsible to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and we know what that will involve from an environmental standpoint.

We are in compliance with the Mineral Tenure Act (British Columbia) and the Code will continue to comply with these regulations in the future. We believe that compliance with these regulations will not adversely affect our business operations in the future.

There is no requirement to reclaim the mineral claims after we have completed our exploration program. However, a claim must be maintained by performing an annual work requirement or by payment of cash in lieu of work. The minimum amount of exploration and development work on the claim must be $100 per claim in each of the first three years and $200 in the eighth and subsequent years. Provided we meet the minimum annual work requirements or pay cash in lieu of work we will maintain the claims in good standing.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We do not own any resource properties. We own 8 mineral claims and title to our property is not registered in our name. We also own an option to acquire a 100% interest in a mineral property.

We do not own any resource properties. We own eight mineral claims in British Columbia. Title to our property is not registered in our name but is registered in the name of our president, Mr. Ludvik Rolin who conveyed title to the claims to us by an unrecorded deed, dated August 6, 2004. We also hold an option to acquire a 100% interest in a mineral property but we may lack sufficient funds to exercise our option. This would result in our losing the interest.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $36,900. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

If we do not raise enough money for exploration we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need additional financing before we are able to continue our exploration efforts. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

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

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our British Columbia mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

Our officer and directors will be devoting a small amount of their professional time to our activities.

Our officer and directors will be devoting a small amount of their professional time to our operations. Our management's lack of devotion of time may make us more vulnerable than other companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management.

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

We have not yet discovered any gold. Even if we are successful in discovering gold we may not be able to realize a profit from its sale. The price of gold is somewhat depressed compared to past years. This makes it harder to make a profit. If we cannot make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

The price of an ounce of gold is approximately $470. In the past, the price has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we cannot make a profit, we will have to cease operations until the price of gold increases or case operations all together. Because the cost to mine the gold is fixed, the lower the market, the less likelihood we will be to make a profit.

Ludvik Rolin our sole officer and one of our directors owns a total of 2,000,000 shares of our company. He may sell some of his shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 87.3% of the issued and outstanding number of shares, as of November 18, 2005. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

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

Our By-laws contain provisions indemnifying our officer and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

Volatility of Stock Price.

Our common shares are not currently publicly traded. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2. Description of Property.

Our administrative mailing office is located at 1559 Rupert Street, North Vancouver, BC V7J 1G3 and our telephone number is 778.883.6007.

In August, 2004 Ludvik Rolin, our President and member of the board of directors acquired eight mineral claims of by arranging the staking of the same through a third party. Mr. Rolin paid $1,100 to stake the claims. The claims were staked by Kenneth Daniels. Mr. Daniels is licensed to stake claims in British Columbia as a Free Miner. Although Mr. Daniels has no formal training as a geologist, he is an experienced local prospector and qualified free miner in the Province of British Columbia. The claims were acquired by Mr. Rolin and registered in Mr. Rolin's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed.

The claims were restaked in 2005 by a prospector, who is licensed to stake claims in British Columbia as a Free Miner. A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia. A Free Miner is the only qualified person capable of staking a valid mineral claim in the Province of British Columbia. The qualification is obtained by becoming familiar with the Mineral Tenure Act (British Columbia) and by passing an examination at the offices of the British Columbia Gold Commissioner. To acquire a Free Miner certificate the following qualifications must be met:

    18 years of age or older;
    ordinarily resident in Canada for not less than 183 days per calendar year, or authorized to work in Canada;
    be a Canadian corporation registered or incorporated under the Business Corporations Act (British Columbia), or a corporation registered as an extra-provincial company under the Business Corporations Act (British Columbia);
    be a partnership consisting of partners who are persons that meet the qualifications above, and are registered in British Columbia under the Partnership Act.

The holder of a free miner certificate has certain rights set out in the Mineral Tenure Act including the right to enter onto mineral lands, whether Crown or private land, to explore for minerals or placer minerals form a claim, provided approval is obtained according to the Mines Act and Code.

The claims are all recorded in Mr. Rolin's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office. Our title to the property is superior to all other unrecorded deeds. Should Mr. Rolin transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Rolin will be liable to us for monetary damages for breach of his warranty of title and for breach of his fiduciary duties to us as director. The extent of these damages will be calculated so as to place us in the position we would have been in had the breach of warranty and fiduciary duties not occurred. Damages would include expenditures incurred by us in respect of the property in addition to loss of opportunity costs, the quantification of which would depend on any subsequently successful exploration of the properties.

Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 and file other documents since we are a foreign corporation in Canada. We will also be required to form a British Columbia corporation to hold the property because foreign corporations are not permitted to hold mineral claims in British Columbia. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our mineral claims, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Minerals are reserved from Crown land dispositions under the Mineral Tenure Act (British Columbia). The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. Our claims are mineral claims issued pursuant to the Mineral Tenure Act (British Columbia). We have exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The legal significance of these different ownership interests is simply that the Crown maintains fee simple ownership of the surface rights on the properties and we have obtained the right to all of the underlying minerals. Under provisions of the Mineral Tenure Act (British Columbia) a claim grants the holder the rights to use the surface for exploration and mining purposes. A disposition of surface rights by the Crown cannot diminish the rights of the mineral titleholder.

Mr. Rolin obtained a valid claim to the mineral title on the properties by his restaking of the claims. A mineral claim is valid when it has to been staked in accordance with the Mineral Tenure Act (British Columbia) and subsequently registered with the Department of Mines and Minerals. This claim is akin to an interest in land. This means that the claim entitles the holder to ownership rights in the property and these rights flow with the transfer of the land. Mr. Rolin has transferred this claim to us by way of an unrecorded deed. In the event that we discover gold or other mineral deposits on the properties during our explorations, we intend to record the deed and pay all appropriate fees. The deed will then be transferred to a Canadian subsidiary for purposes of the recording the claims with the Land Titles Office. When we transfer the deed to a subsidiary the subsidiary will be our wholly-owned company.

To date we have not performed any work on our properties. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We may consider seeking the assistance of a major mining company if we find mineralized materials on the property. We do not intend to try to develop any reserves we find, if any, ourselves.

The following information is provided in compliance with "Guide 7 of Industry Guides Under the Securities Act and the Exchange Act" for issuers engaged or to be engaged in significant mining operations.

Location and Access

The mineral claims consist of eight claims totaling approximately 500 acres. The mineral claims are located approximately 20 miles east of Osoyoos, British Columbia, Canada, 10 miles north from the village of Westbridge in southern British Columbia. The mineral claims within the Greenwood Mining Division.

Access to the mineral claims is gained by following Highway 3 from Hope, British Columbia until Rock Creek, then by Highway 33 to Westbridge and continuing approximately 1 mile past Westbridge until Harrison Forrest Service Road. The Harrison Forrest Service Road is an all weather gravel logging road that leads to the mineral claims.

Physiography

The mineral claims are situated within the Beaverdell Mountain range of southern British Columbia with elevations ranging from 3500 feet near Wildhorse Creek at the south end of the claims to 5,000 feet north of the claims area.

Pursuant to an agreement between us and Ludvik Rolin, one of our directors, Ludvik Rolin has transferred to us eight mineral claims.

We hold title to the eight mineral claims. The eight mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We will begin exploration on or before July 18,2006, or pay $100 per claim to prevent the property from reverting to the Crown.

To our knowledge, Kenneth Daniels staked the 500 acre property in the interior of British Columbia in 2004 and there were no previous owners, operators, or operations on the property

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by Kenneth Daniels. Exploration has not commenced on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

Slopes on the mineral claims are very steep throughout. Vegetation consists mainly of fir and pine trees, much of it mature second growth. The climate features warm summers and cold winters. The Harrison Forrest is very wet in the winter and fairly dry in the summer. Average yearly precipitation is thirty inches. A snow pack of six to nine feet begins to accumulate in October and lingers in places into May. The recommended field exploration season is from early May to late October, although the close proximity to access roads would allow for drilling or underground exploration and development on a year round basis.

Property Geology

Two main rock types occur on the mineral claims. The older are Jurassic aged volcanic and sedimentary rocks. These rocks are intruded by large sedimentary rocks from the Mesozoic or dinosaur era and intrusions of mineral dense igneous rock . Younger rock series, or sedimentary deposits of the second epoch of the Tertiary Period, characterized by warm climates and the rise of most modern mammalian families (Eocene) - aged granite stocks, and dykes of mineral dense igneous rock (gabbro and hornblende porphyry dykes) also occur. Three zones of mineralization occur in the Eocene rocks, near their contract with quartz diorite. The zones are marked by the presence of garnet and magnetite rich metamorphic or skarn rocks. Some chalcopyrite mineralization occurs with the magnetite, with small amounts of previous metals.

Gold is typically found in volcanic rocks, as well as quartz monzonite and quartz diorite. We have not determined if there is any gold on the property nor whether there is other mineralization of any economic significance. We will not be able to make such determination until completion of this offering (please see "Our Proposed Exploration Program").

The source of the above description of the rock formation and mineralization of the property was the Government of BC Ministry of Energy and Mines website at http://www.gov.bc.ca/em. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia.

We have not obtained a geologist or mining engineer's report on the property.

Our Proposed Exploration Program

Mr. Rolin is currently searching for a qualified geologist to assist in the exploration of our property. We may consider appointing a geologist to the board of directors in the near future. The basis for the exploration plans and cost estimates described below in this section are derived from Mr. Rolin's informal discussions with geologists and mining companies familiar with the exploration process.

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

We do not claim to have any minerals or reserves whatsoever at this time on any of the properties.

We intend to implement an exploration program and intend to proceed in the following two phases all of which it is intended will be performed or supervised by a geologist with significant exploration experience, and by independent contractors hired by us. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for gold. We believe that the only equipment we will need to start exploration on the property will be a backhoe. We will lease the backhoe from an equipment rental company or hire an independent contractor who owns a backhoe to the dig the trenches we refer to in this prospectus. We expect to have to pay $30,000 for a backhoe or $25 an hour for an independent contractor who owns his own backhoe. We anticipate hiring an independent contractor as needed.

The only equipment we will need is a backhoe to dig trenches. It is only possible to allocate approximate dollar amounts to specific acts because we do not know what we will encounter during our trenching. As trenches are dug and we evaluate the results, we will determine if mineralized material that indicates the presence of gold exist. If gold is found, we will then determine if it is profitable to extract the gold. If we determine that it is possible to extract the gold, the exploration of the property will cease and we will initiate the development stage of the property. The proceeds from the offering will not be used for development. We have not formulated a plan for development, and cannot and will not do so until gold is found.

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on the properties. We will not undertake more work on Phase 1 until we obtain additional funding. We anticipate commencing further research immediately after completion. This activity will take approximately one month.

When the research is completed, our initial work will be augmented with geologic mapping and geochemical testing of our claims. The geologic mapping on the property will be done by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000.

We may also conduct limited geochemical testing during Phase 1. Rock samples will be taken from the property and taken to a lab where a determination of the elemental make up of the sample and the exact concentrations of gold will be made. We will then compare the relative concentrations of gold in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We anticipate the cost of geochemical testing to be approximately $6,000 to $12,000. We will commence this activity immediately after completion of our research and anticipate that the geochemical testing will take up to six weeks. We anticipate spending up to $10,000 on initial trenching in this Phase. The trenching during this Phase will after the geochemical testing and will be completed in approximately two to four weeks. The trenching in Phase 1 will likely involve hand trenching or very limited use of machinery for excavation work. The trenching during Phase 1 will also likely focus on work on existing trenches, if any are found. During Phase 2 trenching will involve more extensive use of machinery and the use of explosives to assist in excavation.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types, if any, generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken to a lab and then analyzed. We will analyze trench samples at a lab in Kelowna, British Columbia. Rock chip samples will tested for traces of gold, silver, lead, zinc and iron, however our primary focus is the search for gold. A careful interpretation of this available data collected from the various tests aids in determining whether or not the claims have current economic potential and whether further exploration is warranted

Phase 1 will take about 3 months and cost up to $30,000.

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

More extensive trenching

More advanced geophysical work including ground magnetic and electrical geophysical work

Diamond Drilling

Trenching identifies the continuity and extent of mineralization, if any, below the surface. We will rely primarily on more extensive trenching and diamond drilling during Phase 2 to identify the extent of mineralization. We anticipate the cost of the trenching during Phase 2 to be approximately $20,000.

Diamond drilling is an essential component of exploration and aids in the delineation and definition of any deposits. The extent of this drilling program will be determined by the occurrences of gold, if any, revealed by Phase 1. If gold occurrences are revealed during Phase 1 diamond drilling will be done to test for potential extensions.

We will also rely on ground magnetic and electrical geophysical work. Ground magnetic and electrical methods are used to determine the location of near-surface faults and to characterize the materials in and near fault zones. The types of properties considered would include grain size, sediment type and fault zone alteration.

Magnetic and electrical geophysics will be used to map shallow subsurface expressions of faulting. Subsurface electrical conductivity measurements will be used to locate zones of increased mineralization.

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We anticipate the approximate cost of the geophysical work to be approximately $10,000, and the approximate cost of drilling to be $70,000 to $100,000.

After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants continued exploration.

Phase 2 will take up to 4 months and cost up to $130,000.

We intend to interest other companies in the property if we find mineralized materials.

The two phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of gold and mineral properties.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of November 18, 2005 there were 27 shareholders and 2,290,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $190,000 in respect of our mineral properties, including $4,000 for the remaining expenses associated with our current offering of shares. In addition, we plan to expend $150,000 in respect the eight prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months and working capital of approximately $10,000.

Based on our current plan of operations, we have sufficient funds for the next 3 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 3 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Phase 1
Trenching	$10,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$20,000
Geochemical Testing	$10,000
Drilling	$80,000
Working Capital	$10,000
Repayment of Director Loan	$30,000
TOTAL	$190,000

Financial Condition, Liquidity and Capital Resources

Since inception on March 18, 2004, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through a shareholder loan and the issuance of common stock.

At July 31, 2005, we had a working capital deficit of $36,900 compared to working capital of $24,403 at July 30, 2004.

At July 31, 2005, our total assets of $199 consists of only cash. This compares with our assets at July 31,2004 of $4,896 which consisted of cash.

At July 31, 2005, our total liabilities were $35,099, compared to our liabilities of $27,299 as at July 31, 2004.

We have had no revenues from inception. There is currently insufficient capital to explore and develop our mineral properties. We are currently trying to obtain additional financing from our current SB-2 offering. As of November 18, 2005 we have successfully raised $29,000 from this offering. One of our directors, Ludvik Rolin has loaned us funds. Mr. Rolin has loaned us $26,500 for the partial payment of costs associated with the SB-2 offering and for general and administrative expenses. If we do not successfully raise $190,000 pursuant to our SB-2 offering, we will not be able to fully implement our exploration program unless we obtain additional financing either through a private placement or shareholder loan. There is no guarantee we will be able to do this.

We have no long-term debt, other than the $26,500 owing to our director, Ludvik Rolin.

Results of Operations.

We posted losses of $12,497 for the year ending July 31, 2005, losses of $24,403 for the year ended July 31, 2004, and losses of $36,900 since inception to July 31, 2005. The principal component of the loss was for offering expenses associated with our SB-2 offering and general and administrative expenses.

Operating expenses for the year ending July 31, 2005 were $4,697 compared to the year ending July 31, 2004 that were $23,604.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2006.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officer who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended July 31,2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of July 31, 2004, we do not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through July 31, 2005 have incurred losses of $36,900 from our inception. Subsequent to this period, we have successfully raised $29,000 from our current SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through our current SB-2 public offering.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing from our current SB-2 public offering and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our current SB-2 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated December 28, 2005

Consolidated Balance Sheets as at July 31, 2005

Consolidated Statements of Operations for the year ended July 31, 2005, July 31, 2004 and for the period from March 18, 2004 (incorporation) to July 31, 2005

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended July 31, 2005, July 31, 2004 and for the period from March 18, 2004 (incorporation) to July 31, 2005

Consolidated Statements of Cash Flows for the year ended July 30, 2005, July 31, 2004 and for the period from March 18, 2004 (incorporation) to July 31, 2005

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
Victory Eagle Resources Corp.
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Victory Eagle Resources Corp. as of July 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from March 18, 2004 (Inception) through July 31, 2004 and for the period from March 18, 2004 (Inception) through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from March 18, 2004 (Inception) through July 31, 2004, and for the period from March 18, 2004 (Inception) through July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Victory Eagle Resources Corp. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Victory Eagle Resources Corp. has incurred losses through July 31, 2005 and 2004 totaling $12,877 and $24,403, respectively, and at July 31, 2005 had a working capital deficit of $35,280. Victory Eagle Resources Corp. will require additional working capital to develop its business until Victory Eagle Resources Corp. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Victory Eagle's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

December 8, 2005

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
July 31, 2005

ASSETS
Current assets
Cash	$ 199
Total current assets	$ 199
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities: Accounts payable	$ 5,530
Accrued interest	3,449
Note payable - shareholder	26,500
Total liabilities	35,479
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000
Deficit accumulated during the development stage	(37,280)
Total Stockholders' Deficit	(35,280)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 199

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year Ended July 31, 2005
and From March 18, 2004 (Inception) through July 31, 2004
and From March 18, 2004 (Inception) through July 31, 2005

	Year ended July 31, 2005	Inception Through July 31, 2004	Inception Through July 31, 2005
Expenses:
General and administrative	$ 12,877	$ 24,403	$ 37,280
Net loss	$ (12,877)	$ (24,403)	$ (37,280)
Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	2,000,000	2,000,000

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
Period from March 18, 2004 (Inception) through July 31, 2005

	Common stock		Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	2,000,000	$ 2,000	$ -	$ 2,000
Net loss	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	(24,403)	(22,403)
Net loss	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	$ 2,000	$ (37,280)	$ (35,280)

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year Ended July 31, 2005
and Period From March 18, 2004 (Inception) through July 31, 2004 and Period from March 18, 2004 (Inception) through July 31, 2005

	Year Ended July 31, 2005	Inception Through July 31, 2004	Inception Through July 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (12,877)	$ (24,403)	$ (37,280)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in: Accounts payable	5,530	-	5,530
Accrued interest	2,650	799	3,449
NET CASH USED IN OPERATING ACTIVITIES	(4,697)	(23,604)	(28,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	26,500	26,500
Common stock sold for cash	-	2,000	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	28,500	28,500
NET CHANGE IN CASH	(4,697)	4,896	199
Cash, beginning of period	4,896	-	-
Cash, end of period	$ 199	$ 4,896	$ 199

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Victory Eagle Resources Corp. ("Victory Eagle") was incorporated on March 18, 2004 under the laws of Nevada with a fiscal year end of July 31. Victory Eagle intends to be engaged in the acquisition and exploration of gold in British Columbia, Canada. Victory Eagle intends to explore the claims for gold reserves. Victory Eagle may not mine the claims if gold reserves are found, Victory Eagle may seek the assistance of a mining company.

Use of Estimates

The preparation of financial statements in conformity generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Victory Eagle records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Fair Value of Financial Instruments

Victory Eagle's financial instruments consist of cash, accounts payable and due to related parties. Unless otherwise noted, it is management's opinion that Victory Eagle is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Recent Accounting Pronouncements

Victory Eagle does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Victory Eagle's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Victory Eagle's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Victory Eagle has incurred net losses of $12,877 for the year ended July 31, 2005, and a total deficit of $37,280 since its inception on March 18, 2004. This condition raises substantial doubt about Victory Eagle's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Victory Eagle is working to secure additional financing to fund its mineral exploration and development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that Victory Eagle will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Victory Eagle's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Victory Eagle will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Victory Eagle. If adequate working capital is not available Victory Eagle may be required to curtail its operations.

NOTE 3 - INCOME TAXES

Victory Eagle follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

July 31, 2005
Refundable Federal income tax attributable to:
Current Operations	$ 4,000
Less, Change in valuation allowance	(4,000)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2005
Deferred tax asset attributable to:
Net operating loss carryover	$ 12,500
Less, Change in valuation allowance	(12,500)
Net deferred tax asset	$ -

At July 31, 2005, Victory Eagle had an unused net operating loss carryover approximating $37, 000 that is available to offset future taxable income; it expires beginning in 2024.

NOTE 4 - RELATED PARTY TRANSACTIONS

In July 2004 Mr. Rolin, the President, acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims. Mr. Rolin has agreed to contribute the claims to Victory Eagle in order for the company to mine these claims. However, as of August 26, 2004 the claims were still in Mr. Rolin's name. The claims will be transferred to the company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 5 - NOTES PAYABLE

In April 2004 the sole shareholder of Victory Eagle loaned the company $26,500. The loan is scheduled to be paid back 30 days after the close an SB-2 offering that raises at least 25% of the Maximum Offering or $47,500. Interest is being accrued on this note at the rate of 10% per annum. As of July 31, 2005 the interest accrued on the loan is $3,449.

NOTE 6 - COMMON STOCK

In March 2004, Victory Eagle issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the "Former Accountant") was dismissed on September 8, 2004 as our independent auditors. Malone & Bailey's audit reports as of July 31,2004 and for the year then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the most recent fiscal year ended July 31, 2004 and in the subsequent interim period through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the year ended July 31, 2004 and subsequent to July 31, 2004 through the date hereof, neither Victory Eagle nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at November 18, 2005, our directors and executive officer, their ages, positions held, and duration of such, are as follows:
Name	Position Held with our Company	Age	Date First Elected or Appointed
Ludvik Rolin	Director, President, Secretary and Treasurer	36	March 18, 2004
Kelly Dodge	Director	27	April 22, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ludvik Rolin

Mr. Rolin became a director, our President, Secretary and Treasurer on March 18, 2004.

Mr. Rolin is a qualified Free Miner in the Province of British Columbia. Mr. Rolin has no other relevant professional training or technical credentials in the exploration, development or operation of metal mines.

Since 1990 Mr. Rolin has been a health care worker at Lion's Gate Hospital in North Vancouver, British Columbia.

Kelly Dodge

Mr. Dodge became a director on April 22, 2004.

Since 2002, Mr. Dodge has been the Vice-President of Corporate Development for Ventures Resource Corporation, a Barbados based TSX Venture Exchange listed company with extensive mineral rights in the State of Alaska.

From 2001 to 2002 Mr. Dodge was a consultant with Paperless Links, a Toronto based consulting firm which provides consulting services to public and private issuers, primarily in the resource sector.

From 2000 to 2001 Mr. Dodge was an analyst with Quartet Service, a Toronto based Information Technology Outsourcing company.

In 2000 Mr. Dodge obtained his Bachelor of Applied Science degree in Mining Engineering from Queen's University, located in Kingston, Ontario, Canada.

Committees of the Board

Currently our company has the following committees:

    Audit Committee;
    Nominating and Corporate Governance Committee; and
    Compensation Committee.

Our Audit Committee is currently made up of Ludvik Rolin and Kelly Dodge. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on October 22, 2005.

Our Nominating and Corporate Governance Committee is currently made up of Ludvik Rolin and Kelly Dodge. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on October 22, 2005.

Our Compensation Committee is currently made up of Ludvik Rolin and Kelly Dodge. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on October 22, 2005.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officer of our company are related by blood or marriage.

On March 19, 2004, we issued a total of 2,000,000 shares of restricted common stock to Mr. Rolin, an officer and director of our company for subscription proceeds of $2,000. On April 12th, 2004, Mr. Rolin loaned us $26,500 for the partial payment of offering expenses and general administrative expenses. The loan bears interest at a rate of 10% per annum and is not convertible into shares of the Company. The loan is to be repaid out of proceeds of this offering.

Mr. Rolin has indicated that he may loan us additional funds, as needed, to pay administrative costs and for operating capital. We do not, however, have any formal agreement from Mr. Rolin to provide such funding.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective October 22, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Victory Eagle Resources Corp., 1559 Rupert Street, North Vancouver, British Columbia V7J 1G3

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Term 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Item 10. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officer for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between us and any of our directors and executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer, except that our directors and executive officer may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2005.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2005.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officer is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 18, 2005, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ludvik Rolin 1559 Rupert Street North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	87.3%
Directors and Executive Officer as a Group	2,000,000 common shares	87.3%

(1) Based on 2,290,000 shares of common stock issued and outstanding as of November 18, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 13. Exhibits.

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

3.2 Bylaws (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

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

10.8 Victory 8 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.9 Warranty Deed dated August 6, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Ludvik Rolin

(32) Section 906 Certification

32.1 Certification of Ludvik Rolin

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005 were $7,100.

Audit Related Fees

For the fiscal year ended July 31, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended July 31, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY EAGLE RESOURCES CORP.

By: /s/ Ludvik Rolin
Ludvik Rolin, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ Kelly Dodge
Kelly Dodge, Director

Date: December 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ludvik Rolin
Ludvik Rolin	President, Secretary and Treasurer	December 30, 2005

/s/ Kelly Dodge
Kelly Dodge	Director	December 30, 2005