Form 10QSB
period 2005-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2006-01-26
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2005_____________

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

2,560,250 common shares issued and outstanding as at December 14, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 31, 2005
(Unaudited)

ASSETS
Current assets
Cash	$ 181
Total current assets	$ 181

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities: Accounts payable	$ 5,830
Accrued interest	4,117
Note payable - shareholder	26,500
Total liabilities	36,447
Stockholders' Deficit:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000
Deficit accumulated during the development stage	(38,266)
Total Stockholders' Deficit	(36,266)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 181

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three months ended October 31, 2005 and 2004
and For the Period from March 18, 2004 (Inception) through October 31, 2005
(Unaudited)

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Inception through October 31,2005
Expenses: General and administrative	$ 986	$ 4,771	$ 38,266
Net loss	$ (986)	$ (4,771)	$ (38,266)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,000,000	2,000,000

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2005 and 2004
and For the Period from March 18, 2004 (Inception) through October 31, 2005

	Three Months Ended October 31,2005	Three Months Ended October 31,2004	Inception Through October 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (986)	$ (4,771)	$ (38,266)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in: Accounts payable	300	-	5,830
Accrued interest	668	668	4,117
NET CASH USED IN OPERATING ACTIVITIES	(18)	(4,103)	(28,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Common stock sold for cash	-	-	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	28,500
NET CHANGE IN CASH	(18)	(4,103)	181
Cash, beginning of period	199	4,896	-
Cash, end of period	$ 181	$ 793	$ 181

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANICAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2005 as reported in Form SB-2, have been omitted.

NOTE 2 - SUBSEQUENT EVENT

Subsequent to October 31, 2005 Victory Eagle successfully raised $56,025 through the sale of 560,250 common shares pursuant to their SB2 registration statement. The offering closed December 10, 2005.

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

We hold title to mineral claims. The mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We will begin exploration on or before July 18, 2006, or pay $100 per claim to prevent the property from reverting to the government of British Columbia.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2006.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2006.

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

Three Months Ended October 31, 2005

During the three months ended October 31, 2005, operating expenses totalled $986, and we experienced a net loss of $986 against no revenues. During the three months ended October 31, 2004, operating expenses totalled $4,771, and we experienced a net loss of $4,771 against revenues. From inception to October 31, 2005, our operating expenses total $38,266 and we experienced a net loss of $38,266 against no revenues.

Financial Condition, Liquidity and Capital Resources

At October 31, 2005, there was a working capital of ($36,266).

At October 31, 2005, our total assets were $181, which consisted only of cash.

At October 31, 2005, our total current liabilities were $36,447

At October 31, 2005, we had cash on hand of $181.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at October 31, 2005 was $181.

For the three months ended October 31, 2005, net cash used in operating activities was $(18), which consisted of general and administrative expenses.

Net cash provided by financing activity was $nil for the three months ended October 31, 2005. Subsequent to October 31, 2005 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. The offering closed December 10, 2005. We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company as soon as possible.

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2006 we plan to expend a total of approximately $165,000 in respect of our mineral properties. In particular, we plan to expend approximately $150,000 in respect of the prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will require working capital of approximately $5,000 over the twelve months ending April 30, 2006.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. Subsequent to October 31, 2005 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This will allow us to complete Phase 1 and a portion of Phase 2 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $130,000 no later than July 15, 2006, to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending October 31, 2006 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2006.

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

We have historically incurred losses, and through October 31, 2005 have incurred losses of $38,266 from our inception.

Subsequent to October 31, 2005 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement.

However, there are no assurances that we will be able to either (1) ever achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through future private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from our recently completed offering, operations and any future private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

We do not own any resource properties. We own mineral claims and title to our property is not registered in our name.

We do not own any resource properties. We own eight mineral claims in British Columbia. Title to our property is not registered in our name but title to the claims has been conveyed to us by an unrecorded deed. If the registered owner decided to default on the unrecorded deed this would result in our losing the interest.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $38,266. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 78% of the issued and outstanding number of shares, as of December 14, 2005. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Trading of our stock may be restricted by the SEC's Penny Stock Regulations, which may limit a stockholder's ability to buy and sell our stock.

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
Date: December 14, 2005