Form 10QSB
period 2006-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2006-03-17
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2006_____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,560,250 common shares issued and outstanding as at March 14, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
January 31, 2006
(Unaudited)

ASSETS
Current assets
Cash	$ 47,675
Total current assets	$ 47,675
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities: Accounts payable	$ 1,750
Accrued interest	4,785
Note payable - shareholder	26,500
Total current liabilities	33,035
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,560,250 shares issued and outstanding	2,560
Additional paid-in capital	55,465
Deficit accumulated during the development stage	(43,385)
Total Stockholders' Equity	14,640
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$ 47,675

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended January 31, 2006 and 2005
and For the Period from March 18, 2004 (Inception) through January 31, 2006
(Unaudited)

	Three months ended January 31, 2006	Three months ended January 31, 2005	Six months ended January 31, 2006	Six months ended January 31, 2005	Inception through January 31, 2006

Expenses: General and administrative	$ 5,119	$ 3,611	$ 6,105	$ 8,382	$ 43,385
Net loss	$ (5,119)	$ (3,611)	$ (6,105)	$ (8,382)	$ (43,385)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average
share outstanding:
Basic and diluted	2,316,663	2,000,000	2,158,332	2,000,000

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2006 and 2005
and For the Period from March 18, 2004 (Inception) through January 31, 2006
(Unaudited)

	Six months Ended January 31 ,2006	Six months Ended January 31, 2005	Inception Through January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,105)	$ (8,382)	$ (43,385)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in: Accounts payable	(3,780)	2,800	1,750
Accrued interest	1,336	1,467	4,785
NET CASH USED IN OPERATING ACTIVITIES	(8,549)	(4,115)	(36,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Common stock sold for cash	56,025	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,025	-	84,525
NET CHANGE IN CASH	47,476	(4,115)	47,675
Cash, beginning of period	199	4,896	-
Cash, end of period	$ 47,675	$ 781	$ 47,675

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANICAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

During the period ended January 31, 2006 the Company raised $56,025 through the sale of 560,250 common shares pursuant to its SB-2 registration statement. The offering closed December 10, 2005

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

As used in this quarterly report, the terms "we", "us", "our", and "Victory Eagle" mean Victory Eagle Resources Corp., unless otherwise indicated.

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

The property consists of eight mineral claims totaling approximately 500 acres. The mineral claims are located approximately 20 miles east of Osoyoos, British Columbia, Canada, 10 miles north from the village of Westbridge in southern British Columbia. The mineral claims within the Greenwood Mining Division.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2007.

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

Three and six Months Ended January 31, 2006

During the three months ended January 31, 2006, operating expenses totaled $5,119, and we experienced a net loss of $5,119 against no revenues. During the three months ended January 31, 2005, operating expenses totaled $3,611, and we experienced a net loss of $3,611. From inception to January 31, 2006, our operating expenses total $43,385 and we experienced a net loss of $43,385 against no revenues.

During the six months ended January 31, 2006, operating expenses totaled $6,105, and we experienced a net loss of $6,105 against no revenues. During the six months ended January 31, 2005, operating expenses totaled $8,832, and we experienced a net loss of $8,832.

Financial Condition, Liquidity and Capital Resources

At January 31, 2006, there was a working capital of $14,640.

At January 31, 2006, our total assets were $47,675, which consisted only of cash.

At January 31, 2006, our total current liabilities were $33,035.

At January 31, 2006, we had cash on hand of $47,675.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at January 31, 2006 was $47,675.

For the six months ended January 31, 2006, net cash used in operating activities was $8,549, which consisted of general and administrative expenses.

Net cash provided by financing activity was $56,025 for the six months ended January 31, 2006. During the period ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. The offering closed December 10, 2005. We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company as soon as possible.

Plan of Operation

Cash Requirements

Over the twelve months ending January 31, 2007 we plan to expend a total of approximately $165,000 in respect of our mineral properties. In particular, we plan to expend approximately $150,000 in respect of the prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will require working capital of approximately $165,000 over the twelve months ending January 31, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the period ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This will allow us to complete Phase 1 and a portion of Phase 2 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $130,000 no later than July 15, 2006, to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending January 31, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2007.

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

We have historically incurred losses, and through January 31, 2006 have incurred losses of $43,385 from our inception.

For the period ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement.

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

Our independent auditor's report on our audited financial statements, in our Form SB-2 registration statement filed April 29, 2005 for the fiscal year ended July 31, 2005, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $43,385. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 78% of the issued and outstanding number of shares, as of March 14, 2006. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Date: March 14, 2006