Form 10QSB
period 2006-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2006-06-21
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2006

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

2,560,250 common shares issued and outstanding as at June 20, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
April 30, 2006
(Unaudited)

ASSETS
Current assets
Cash	$ 43,850
Total current assets	$ 43,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities: Accounts payable and accrued liabilities	$ 2,360
Accrued interest - shareholder	5,431
Note payable - shareholder	26,500
Total current liabilities	34,291
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,560,250 shares issued and outstanding	2,560
Additional paid-in capital	55,465
Deficit accumulated during the development stage	(48,466)
Total Stockholders' Equity	9,559
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 43,850

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended April 30, 2006 and 2005
and For the Period from March 18, 2004 (Inception) through April 30, 2006
(Unaudited)

	Three months ended April 30, 2006	Three months ended April 30, 2005	Nine months ended April 30, 2006	Nine months ended April 30, 2005	Inception through April 30, 2006
Expenses: General and administrative	$ 5,081	$ 2,680	$ 11,186	$ 11,061	$ 48,466
Net loss	$ (5,081)	$ (2,680)	$ (11,186)	$ (11,061)	$ (48,466)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average
Share outstanding:
Basic and diluted	2,560,250	2,000,000	2,195,676	2,000,000

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2006 and 2005
and For the Period from March 18, 2004 (Inception) through April 30, 2006
(Unaudited)

	Nine months Ended April 30, 2006	Nine months Ended April 30, 2005	Inception Through April 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,186)	$ (11,061)	$ (48,466)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in: Accounts payable	(3,170)	4,250	2,360
Accrued interest	1,982	2,132	5,431
NET CASH USED IN OPERATING ACTIVITIES	(12,374)	(4,679)	(40,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Common stock sold for cash	56,025	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,025	-	84,525
NET CHANGE IN CASH	43,651	(4,679)	43,850
Cash, beginning of period	199	4,896	-
Cash, end of period	$ 43,850	$ 217	$ 43,850

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

NOTE 2 - GOING CONCERN

Victory Eagle's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Victory Eagle has incurred net losses of $5,081 for the three months ended April 30, 2006, and a total deficit of $48,466 since its inception on March 18, 2004. This condition raises substantial doubt about Victory Eagle's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 3 - COMMON STOCK

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2007.

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

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and we know what that will involve from an environmental stand point.

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

Three and Nine Months Ended April 30, 2006 and 2005

During the nine months ended April 30, 2006, operating expenses totaled $11,186, and we experienced a net loss of $11,186 against no revenues. During the nine months ended April 30, 2005, operating expenses totaled $11,061, and we experienced a net loss of $11,061. From inception to April 30, 2006, our operating expenses total $48,466 and we experienced a net loss of $48,466 against no revenues.

During the three months ended April 30, 2006, operating expenses totaled $5,081, and we experienced a net loss of $5,081 against no revenues. During the three months ended April 30, 2005, operating expenses totaled $2,680, and we experienced a net loss of $2,680.

Financial Condition, Liquidity and Capital Resources

At April 30, 2006, there was a working capital of $9,559.

At April 30, 2006, our total assets were $43,850, which consisted only of cash.

At April 30, 2006, our total current liabilities were $34,291.

At April 30, 2006, we had cash on hand of $43,850.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at April 30, 2006 was $43,850.

For the nine months ended April 30, 2006, net cash used in operating activities was $12,374, which consisted of general and administrative expenses.

Net cash provided by financing activity was $56,025 for the nine months ended April 30, 2006. During the period ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. The offering closed December 10, 2005. We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company as soon as possible.

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2007 we plan to expend a total of approximately $165,000 in respect of our mineral properties. In particular, we plan to expend approximately $150,000 in respect of the prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will require working capital of approximately $156,000 over the twelve months ending April 30, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the period ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This will allow us to complete Phase 1 and a portion of Phase 2 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $130,000 no later than July 15, 2006, to allow us to complete our proposed exploration program in the year 2006. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending April 30, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2007.

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

We have historically incurred losses, and through April 30, 2006 have incurred losses of $48,466 from our inception.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $48,466. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 78% of the issued and outstanding number of shares, as of June 14, 2006. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Date: June 20, 2006