Form 10KSB
period 2006-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2006-11-21
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  July 31, 2006

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

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $266,025.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,560,250 common shares issued and outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

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

We hold title to the eight mineral claims. The eight mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We began exploration on our property in October 2006. We delayed to the commencement of this initial exploration due to the shortage of available qualified geologists and prospectors. We arranged for geologic mapping of the property, which included the taking of soil samples.

To our knowledge, Kenneth Daniels staked the 500 acre property in southwestern British Columbia in July 2004 and there were no previous owners, operators, or operations on the property, besides us.

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by Kenneth Daniels and the initial exploration we have conducted. Limited exploration has commenced on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

Mr. Rolin, our President is currently searching for a qualified geologist to assist in the exploration program of our property. We may consider appointing a geologist to the board of directors in the near future. The basis for the exploration plans and cost estimates described below in this section are derived from Mr. Rolin's informal discussions with geologists and mining companies familiar with the exploration process.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending July 31, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending July 31, 2007.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $54,753. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 78% of the issued and outstanding number of shares, as of November 15, 2006. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

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

In August, 2004 Ludvik Rolin, our President and member of the board of directors acquired eight mineral claims of by arranging the staking of the same through a third party. Mr. Rolin paid $1,100 to stake the claims. The claims were staked by Kenneth Daniels. Mr. Daniels is licensed to stake claims in British Columbia as a Free Miner. Mr. Daniels is an experienced local prospector and qualified free miner in the Province of British Columbia. The claims were acquired by Mr. Rolin and registered in Mr. Rolin's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed.

The claims were restaked in 2005 by a prospector, who is licensed to stake claims in British Columbia as a Free Miner. In July 2006, our President, Ludvik Rolin, a Free Miner, restaked the claims on our behalf. A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia. A Free Miner is the only qualified person capable of staking a valid mineral claim in the Province of British Columbia. The qualification is obtained by becoming familiar with the Mineral Tenure Act (British Columbia) and by passing an examination at the offices of the British Columbia Gold Commissioner. To acquire a Free Miner certificate the following qualifications must be met:

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

To date we have performed limited exploration work on our properties. We began exploration on our property in October 2006. We delayed to the commencement of this initial exploration due to the shortage of available qualified geologists and prospectors. We arranged for geologic mapping of the property, which included the taking of soil samples. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

We hold title to the eight mineral claims. The eight mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We began exploration

To our knowledge, Kenneth Daniels staked the 500 acre property in the interior of British Columbia in 2004 and there were no previous owners, operators, or operations on the property

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by Kenneth Daniels and the initial exploration we commenced in October 2006. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

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

When the research is completed, our initial work will be augmented with geologic mapping and geochemical testing of our claims. We began this phase in October 2006. The geologic mapping on the property will be done by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000.

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

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types, if any, generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken to a lab and then analyzed. We will analyze trench samples at a lab in Kelowna, British Columbia. Rock chip samples will tested for traces of gold, silver, lead, zinc and iron, however our primary focus is the search for gold. A careful interpretation of this available data collected from the various tests aid in determining whether or not the claims have current economic potential and whether further exploration is warranted

Phase 1 will take about 3 months and cost up to $30,000.

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

More extensive trenching

More advanced geophysical work including ground magnetic and electrical geophysical work

Diamond Drilling

Trenching identifies the continuity and extent of mineralization, if any, below the surface. We will rely primarily on more extensive trenching and diamond drilling during Phase 2 to identify the extent of mineralization. We anticipate the cost of the trenching during Phase 2 to be approximately $10,000. This is less than we initially planned to conduct in our proposed exploration plan in our initial SB-2.

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

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We anticipate the approximate cost of the geophysical work to be approximately $10,000, and the approximate cost of drilling to be $70,000.

After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants continued exploration.

Phase 2 will take up to 4 months and cost up to $90,000.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of October 31, 2006 there were 45 shareholders and 2,560,250 shares outstanding.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $140,000 in respect of our mineral properties, . In addition, we plan to expend $150,000 in respect the eight prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12months and working capital of approximately $10,000. Pursuant to the terms of a loan agreement with our President, Ludvik Rolin the loan shall be payable in full if 25% of our proposed maximum offering was raised. We raised an amount greater than this, however, Mr. Rolin has waived the repayment requirement. The loan is now payable upon demand when we are in a position to pay.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000

Operations
Phase 1
Trenching	$10,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$10,000
Geochemical Testing	$10,000
Drilllng	$70,000

Working Capital Repayment of Director Loan	$10,000 $ 0
Total	$140,000

Financial Condition, Liquidity and Capital Resources

Since inception on March 18, 2004, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through a shareholder loan and the issuance of common stock.

At July 31, 2006, we had a working capital of $5,322 compared to working capital deficit of $35,280 at July 31, 2005.

At July 31, 2006, our total assets of $41,081 which consists of only cash. This compares with our assets at July 31, 2005 of $199, which consisted of cash.

At July 31, 2006, our total liabilities were $35,759, compared to our liabilities of $35,479 as at July 31, 2005.

We have had no revenues from inception. There is currently insufficient capital to explore and develop our mineral properties. We raised $56,025 from our SB-2 offering which we closed on November 30, 2005. One of our directors, Ludvik Rolin has loaned us funds. Mr. Rolin has loaned us $26,500 for the partial payment of costs associated with the SB-2 offering and for general and administrative expenses. If we do not successfully raise $190,000 pursuant to our SB-2 offering, we will not be able to fully implement our exploration program unless we obtain additional financing either through a private placement or shareholder loan. There is no guarantee we will be able to do this.

We have no long-term debt, other than the $26,500 owing to our director, Ludvik Rolin.

Results of Operations.

We posted losses of $15,423 for the year ending July 31, 2006, losses of $12,877 for the year ended July 31, 2005, and losses of $52,703 since inception to July 31, 2006. The principal component of the loss was for offering expenses associated with our SB-2 offering and general and administrative expenses.

Operating expenses for the year ending July 31, 2006 were $12,773 compared to the year ending July 31, 2005 that were $10,209.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2007.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended July 31, 2006, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through July 31, 2006 have incurred losses of $52,703 from our inception. During this period, we have successfully raised $56,025 from our SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through a private placement. We are applying for quotation on the Over-the-Counter Bulletin Board and intend to offer our stock in a private placement after obtaining such quotation.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our SB-2 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated November 11, 2006

Balance Sheets as at July 31, 2006

Statements of Operations for each of the years ended July 31, 2006 and 2005 and for the period from March 18, 2004 (incorporation) to July 31, 2006

Statements of Changes in Stockholders' Equity (Deficit) for the year ended July 31, 2006 and 2005 and for the period from March 18, 2004 (incorporation) to July 31, 2006

Statements of Cash Flows for each of the years ended July 30, 2006 and 2005 and for the period from March 18, 2004 (incorporation) to July 31, 2006

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Victory Eagle Resources Corp.
(an exploration stage company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Victory Eagle Resources Corp. as of July 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from March 18, 2004 (Inception) through July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2006, and the results of its operations and its cash flows for each of the two years then ended and for the period from March 18, 2004 (Inception) through July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Victory Eagle Resources Corp. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Victory Eagle Resources Corp. has incurred losses through July 31, 2006 totaling $52,703. Victory Eagle Resources Corp. will require additional working capital to develop its business until Victory Eagle Resources Corp. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Victory Eagle Resources Corp's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP
Houston, Texas

November 11, 2006

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
July 31, 2006

ASSETS
Current assets
Cash	$ 41,081
Total current assets	41,081
Total assets	$ 41,081
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Accounts payable and accrued liabilities	$ 3,160
Note payable - shareholder	26,500
Accrued interest on shareholder note payable	6,099
Total current liabilities	35,759
Total liabilities	35,759
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,560,250 shares issued and outstanding	2,560
Additional paid-in capital	55,465
Deficit accumulated during the development stage	(52,703)
Total stockholders' equity	5,322
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 41,081

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2006 and 2005
and From March 18, 2004 (Inception) through July 31, 2006

	Year ended July 31, 2006	Year ended July 31, 2005	Inception through July 31, 2006
Operating expenses: General and administrative	$ (12,773)	$ (10,209)	$ (46,604)
Operating loss	(12,773)	(10,209)	(46,604)
Interest expense	(2,650)	(2,668)	(6,099)
Net loss	$ (15,423)	$ (12,877)	$ (52,703)
Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	2,287,821	2,000,000

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2004 (Inception) through July 31, 2006

	Common stock			Deficit accumulated during the development stage	Total
	Shares	Amount	Additional paid-in capital
Issuance of common stock for cash to founders	2,000,000	$ 2,000	$ -	$ -	$ 2,000
Net loss	-	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	-	(24,403)	(22,403)
Net loss	-	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	2,000	-	(37,280)	(35,280)
Issuance of common stock for cash	560,250	560	55,465	-	56,025
Net loss	-	-	-	(15,423)	(15,423)
Balance, July 31, 2006	2,560,250	$ 2,560	$55,465	$ (52,703)	$ 5,322

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2006 and 2005
And Period from March 18, 2004 (Inception) through July 31, 2006

	Year Ended July 31, 2006	Year Ended July 31, 2005	Inception through July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,423)	$(12,877)	$(52,703)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in: Accounts payable and accrued liabilities	(2,370)	5,530	3,160
Accrued interest	2,650	2,650	6,099
NET CASH USED IN OPERATING ACTIVITIES	(15,143)	(4,697)	(43,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	56,025	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,025	-	84,525
NET CHANGE IN CASH	40,882	(4,697)	41,081
Cash, beginning of period	199	4,896	-
Cash, end of period	$ 41,081	$ 199	$ 41,081

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Victory Eagle Resources Corp. ("Victory Eagle" or the "Company") was incorporated on March 18, 2004 under the laws of Nevada with a fiscal year end of July 31. Victory Eagle intends to be engaged in the acquisition and exploration of gold in British Columbia, Canada. Victory Eagle intends to explore the claims for gold reserves. Victory Eagle may not mine the claims if gold reserves are found, Victory Eagle may seek the assistance of a mining company.

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

Fair value of financial instruments

Victory Eagle's financial instruments consist of cash, accounts payable and note payable shareholder. Unless otherwise noted, it is management's opinion that Victory Eagle is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statement presentation.

Recent accounting pronouncements

Victory Eagle does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Victory Eagle's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Victory Eagle's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Victory Eagle has incurred net losses of $15,423 for the year ended July 31, 2006, and a cumulative loss of $52,703 since its inception on March 18, 2004. This condition raises substantial doubt about Victory Eagle's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

The provision for refundable Federal income tax consists of the following:

July 31,
2006
Refundable Federal income tax attributable to:
Current operations	$ 5,200
Less, change in valuation allowance	(5,200)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31,
2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 17,750
Less, valuation allowance	(17,750)
Net deferred tax asset	$ -

At July 31, 2006, Victory Eagle had an unused net operating loss carryover approximating $52,500 that is available to offset future taxable income; it expires beginning in 2024.

NOTE 4 - RELATED PARTY TRANSACTIONS

In July 2004, Mr. Rolin, the President, acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims. Mr. Rolin has agreed to contribute the claims to Victory Eagle in order for the company to mine these claims. However, as of July 31, 2006 the claims were still in Mr. Rolin's name. The claims will be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 5 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of July 31, 2006 the interest accrued on the loan is $6,099. The note payable and accrued interest are payable on demand.

NOTE 6 - COMMON STOCK

In March 2004, Victory Eagle issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

In January 2006, the Company issued 560,250 shares of stock for total cash proceeds of $56,025.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the "Former Accountant") was dismissed on September 8, 2004 as our independent auditors. Malone & Bailey's audit reports as of July 31, 2004 and for the year then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the most recent fiscal year ended July 31, 2004 and in the subsequent interim period through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. LBB & Associates Ltd., LLP. was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the year ended July 31, 2004 and subsequent to July 31, 2004 through the date hereof, neither Victory Eagle nor anyone on our behalf consulted with LBB & Associates Ltd., LLP. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has LBB & Associates Ltd., LLP provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2006, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ludvik Rolin	Director, President, Secretary and Treasurer	37	March 18, 2004
Kelly Dodge	Director	28	April 22, 2004

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

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officer of our company are related by blood or marriage.

On March 19, 2004, we issued a total of 2,000,000 shares of restricted common stock to Mr. Rolin, an officer and director of our company for subscription proceeds of $2,000. On April 12th, 2004, Mr. Rolin loaned us $26,500 for the partial payment of offering expenses and general administrative expenses. The loan bears interest at a rate of 10% per annum and is not convertible into shares of the Company. Under the terms of the loan agreement, Mr. Rolin was entitled to repayment if the company raised a minimum of $50,000 in our SB-2 offering. The company successfully raised this amount, however, Mr. Rolin waived his right to repayment. The loan is now repayable upon demand.

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

Code of Ethics

Effective October 22, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2006.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ludvik Rolin 1559 Rupert, North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	78.1%
Directors and Executive Officer as a Group	2,000,000 common shares	78.1%

(1) Based on 2,560,250 shares of common stock issued and outstanding as of October 31, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

10.6 Victory 6 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.7 Victory 7 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.8 Victory 8 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

  Warranty Deed dated August 6, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.10 Loan Agreement dated April 12th, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Ludvik Rolin

(32) Section 906 Certification

32.1 Certification of Ludvik Rolin

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 were estimated to be $3,750.

Audit Related Fees

For the fiscal year ended July 31, 2006, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended July 31, 2006, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence.

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

Date: November 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ludvik Rolin
Ludvik Rolin	President, Secretary and Treasurer	November 15, 2006
/s/ Kelly Dodge
Kelly Dodge	Director	November 15, 2006