Form 10QSB
period 2006-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2007-02-09
CIK 1304898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-119546

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

2,560,250 common shares issued and outstanding as at December 15, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  X] No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 31, 2006

(unaudited)

ASSETS
Current assets
Cash	$ 37,716
Total current assets	37,716
Total assets	$ 37,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 3,165
Note payable - shareholder	26,500
Accrued interest on shareholder note payable	6,767
Total current liabilities	36,432
Total liabilities	36,432
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,560,250 shares issued and outstanding	2,560
Additional paid-in capital	55,465
Deficit accumulated during the development stage	(56,741)
Total stockholders' equity	1,284
Total liabilities and stockholders' equity	$ 37,716

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2006 and 2005
and From March 18, 2004 (Inception) through October 31, 2006

(unaudited)

	Three Months ended October 31, 2006	Three Months ended October 31, 2005	Inception through October 31, 2006
Operating expenses:
General and administrative	$ 3,370	$ 986	$ 49,974
Operating loss	(3,370)	(986)	(49,974)
Interest expense	(668)	-	(6,767)
Net loss	$ (4,038)	$ (986)	$ (56,741)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,560,250	2,000,000

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2006 and 2005
and From March 18, 2004 (Inception) through October 31, 2006
(unaudited)

	Three Months ended October 31, 2006	Three Months ended October 31, 2005	Inception through October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,038)	$ (986)	$ (56,741)
Adjustments to reconcile net deficit to
cash used by operating activities:
Net change in:
Accounts payable	5	300	3,165
Accrued interest	668	668	6,767
NET CASH USED IN OPERATING ACTIVITIES	(3,365)	(18)	(46,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Common stock sold for cash	-	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	84,525

NET CHANGE IN CASH	(3,365)	(18)	37,716
Cash, beginning of period	41,081	199	-
Cash, end of period	$ 37,716	$ 181	$ 37,716

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2006 as reported in Form 10-KSB, have been omitted.

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

To our knowledge, Kenneth Daniels staked the 500 acre property in southwestern British Columbia in July 2004 and there were no previous owners, operators, or operations on the property, besides us. In July 2006 the claims were restaked by our President Ludvik Rolin.

There are no existing workings on the property. The only work completed on the property is the initial and subsequent staking of the mineral claims by Kenneth Daniels and Ludvik Rolin. Exploration commenced on the property in November 2007 when we began limited geologic mapping on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2007.

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

Three Months Ended October 31, 2006 and 2005

During the three months ended October 31, 2006, operating expenses totaled $3,370, and we experienced a net loss of $4,038 against no revenues. During the three months ended October 31, 2005, operating expenses totaled $986, and we experienced a net loss of $986. From inception to October 31, 2006, our operating expenses total $49,974 and we experienced a net loss of $56,741 against no revenues.

During the three months ended October 31, 2006, operating expenses totaled $3,370 and interest expense totaled $668, and we experienced a net loss of $4,038 against no revenues. During the three months ended October 31, 2005, operating expenses totaled $986, and we experienced a net loss of $986.

Financial Condition, Liquidity and Capital Resources

At October 31, 2006, our total assets were $37,716, which consisted only of cash.

At October 31, 2006, our total current liabilities were $36,432.

At October 31, 2006, we had cash on hand of $37,716.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at October 31, 2006 was $37,716.

For the three months ended October 31, 2006, net cash used in operating activities was $3,365, which consisted of general and administrative expenses. In addition, we incurred interest expenses of $668.

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

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2007 we plan to expend a total of approximately $165,000 in respect of our mineral properties. In particular, we plan to expend approximately $150,000 in respect of the prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will require working capital of approximately $165,000 over the twelve months ending October 31, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the six month ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This will allow us to complete Phase 1 and a portion of Phase 2 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $130,000 no later than July 15, 2007, to allow us to complete our proposed exploration program in the year 2006. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending October 31, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$3,000
Geochemical Testing	$12,000
Trenching	$10,000
Phase 2 (if warranted)
Trenching	$10,000
Geophysical work	$10,000
Drilling	$45,000
Working Capital	$5,000
Total	$95,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2007.

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

We have historically incurred losses, and through October 31, 2006 have incurred losses of $56,741 from our inception.

For the six months ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement.

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

We do not own any resource properties. We own mineral claims in British Columbia. Title to our property is not registered in our name but title to the claims has been conveyed to us by an unrecorded deed. If the registered owner decided to default on the unrecorded deed this would result in our losing the interest.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $56,741. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 78% of the issued and outstanding number of shares, as of December 14, 2006. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: December 14, 2006