Form 10QSB
period 2007-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2007-03-26
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended　　 January 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from　_________ to__________

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

2,560,250 common shares issued and outstanding as at March 15, 2007

Transitional Small Business Disclosure Format (Check one): 　　　　　 Yes　[ ]　　　　　No　[X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).　　Yes　[X]　　No　[ ]

_____________________________________________________________________________________________________

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
January 31, 2007

(unaudited)

ASSETS
Current assets:
Cash	$ 37,368
Total current assets	37,368
Total assets	$ 37,368
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 6,215
Note payable - shareholder	26,500
Accrued interest on shareholder note payable	7,428
Total current liabilities	40,143
Total liabilities	40,143
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 2,560,250 shares issued and outstanding	2,560
Additional paid-in capital	55,465
Deficit accumulated during the development stage	(60,800)
Total stockholders' deficit	(2,775)
Total liabilities and stockholders' deficit	$37,368

See accompanying summary of accounting policies and notes to financial statements.

_____________________________________________________________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended January 31, 2007 and 2006
and From March 18, 2004 (Inception) through January 31, 2007
(unaudited)

	Three Months ended	Three Months ended	Six Months ended	Six Months ended	Inception through
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006	January 31, 2007
Operating expenses:
General and administrative	$ 3,398	$ 4,458	$ 6,768	$ 4,769	$ 53,392
Operating loss	(3,398)	(4,458)	(6,768)	(4,769)	(53,372)
Interest expense	(661)	(661)	(1,329)	(1,336)	(7,428)
Net loss	$ (4,059)	$ (5,119)	$ (8,097)	$ (6,105)	$ (60,800)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,560,250	2,316,663	2,560,250	2,158,332

See accompanying summary of accounting policies and notes to financial statements.

_____________________________________________________________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2007 and 2006
And Period from March 18, 2004 (Inception) through January 31, 2007
(unaudited)

	Six Months Ended	Six Months Ended	Inception through
	January 31, 2007	January 31,2006	January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,097)	$ (6,105)	$ (60,800)
Adjustments to reconcile net deficit to
cash used by operating activities:
Net change in:
Accounts payable and accrued liabilities	3,055	(3,780)	6,215
Accrued interest on shareholder note payable	1,329	1,336	7,428
NET CASH USED IN OPERATING ACTIVITIES	(3,713)	(8,549)	(47,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Common stock sold for cash	-	56,025	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	56,025	84,525
NET CHANGE IN CASH	(3,713)	47,476	37,368
Cash, beginning of period	41,081	199	-
Cash, end of period	$ 37,368	$ 47,675	$ 37,368
Supplemental Cash Flow Information
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

_____________________________________________________________________________________________________

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

NOTE 2 - RECLASSIFCATION

The company has reclassified certain items on the statement of operations for the periods ended January 31, 2006, to facilitate comparisons. These reclassifications have no effect on net loss or stockholders' deficit.

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

_____________________________________________________________________________________________________

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

There are no existing workings on the property. The only work completed on the property is the initial and subsequent staking of the mineral claims by Kenneth Daniels and Ludvik Rolin. Exploration commenced on the property in November 2006 when we began limited geologic mapping on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

_____________________________________________________________________________________________________

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2008.

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

_____________________________________________________________________________________________________

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

_____________________________________________________________________________________________________

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

Six Months Ended January 31, 2007 and 2006

During the six months ended January 31, 2007, operating expenses totaled $6,768 and we experienced a net loss of $8,097 against no revenues. During the six months ended January 31, 2006, operating expenses totaled $4,769, and we experienced a net loss of $6,105. From inception to January 31, 2007, our operating expenses total $53,372 and we experienced a net loss of $60,800 against no revenues.

Financial Condition, Liquidity and Capital Resources

At January 31, 2007, our total assets were $37,368, which consisted only of cash.

At January 31, 2007, our total current liabilities were $40,143.

At January 31, 2007, we had cash on hand of $37,368.

_____________________________________________________________________________________________________

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at January 31, 2007 was $37,368.

For the six months ended January 31, 2007, net cash used in operating activities was $3,713, which consisted of general and administrative expenses. In addition, we incurred interest expenses of $1,329.

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

Plan of Operation

Cash Requirements

Over the twelve months ending January 31, 2008 we plan to expend a total of approximately $165,000 in respect of our mineral properties. In particular, we plan to expend approximately $150,000 in respect of the prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

We estimate that we will require working capital of approximately $30,000 over the twelve months ending January 31, 2008.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the six month ended January 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This will allow us to complete Phase 1 of our proposed exploration program. We will not undertake Phase 2 unless we obtain additional funding. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending January 31, 2008 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$3,000
Geochemical Testing	$12,000
Trenching	$10,000
Working Capital	$5,000
Total	$30,000

_____________________________________________________________________________________________________

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2008.

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

We have historically incurred losses, and through January 31, 2007 have incurred losses of $60,800 from our inception.

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

_____________________________________________________________________________________________________

Our independent auditor's report on our audited financial statements, in our Form 10-KSB filed November 21, 2006 for the fiscal year ended July 31, 2006, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

_____________________________________________________________________________________________________

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $60,800. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

_____________________________________________________________________________________________________

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

_____________________________________________________________________________________________________

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a

_____________________________________________________________________________________________________

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our

_____________________________________________________________________________________________________

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 5, 2004).

_____________________________________________________________________________________________________

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 5, 2004).

(10) Material Contracts

10.1 Victory 1 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.2 Victory 2 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.3 Victory 3 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.4 Victory 4 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.5 Victory 5 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.6 Victory 6 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.7 Victory 7 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.8 Victory 8 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.9 Warranty Deed dated August 6, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.10 Loan Agreement between Ludvik Rolin and the Company dated April 12, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Ludvik Rolin

(32) Section 906 Certification

32.1 Certification of Ludvik Rolin

_____________________________________________________________________________________________________

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

Date: March 15, 2007