Form 10QSB
period 2007-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2007-06-18
CIK 1304898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________ to　__________

Commission file number:000-119546_________________________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] / No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] / No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,610,250 common shares issued and outstanding as at June 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] / No [ ]

________________________________________________________________________________________________________________________

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
April 30, 2007
(unaudited)

ASSETS
Current assets:
Cash	$ 26,791
Total current assets	26,791
Total assets	$ 26,791
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 2,400
Note payable - shareholder (Note 2)	26,500
Accrued interest on shareholder note payable (Note 2)	8,074
Total current liabilities	36,974
Total liabilities	36,974
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 2,610,250 shares issued and outstanding	2,610
Additional paid-in capital	60,415
Deficit accumulated during the development stage	(73,208)
Total stockholders' deficit	(10,183)
Total liabilities and stockholders' deficit	$26,791

See accompanying summary of accounting policies and notes to financial statements.

________________________________________________________________________________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2007 and 2006
and From March 18, 2004 (Inception) through April 30, 2007
(unaudited)

	Three Months ended April 30,		Nine Months ended April 30,		Inception through
	2007	2006	2007	2006	April 30, 2007
Operating expenses:
Exploration cost (Note 3)	$ 9,500	$ -	$ 9,500	$ -	$ 9,500
General and administrative	2,262	4,435	9,030	9,204	55,634
Operating loss	(11,762)	(4,435)	(18,530)	(9,204)	(65,134)
Interest expense	(646)	(646)	(1,975)	(1,982)	(8,074)
Net loss	$ (12,408)	$ (5,081)	$ (20,505)	$ (11,186)	$ (73,208)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,572, 048	2,560,250	2,564, 096	2,195,676

See accompanying summary of accounting policies and notes to financial statements.

________________________________________________________________________________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2007 and 2006
And Period from March 18, 2004 (Inception) through April 30, 2007
(unaudited)

	Nine Months Ended	Nine Months Ended	Inception through
	April 30, 2007	April 30,2006	April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (20,505)	$ (11,186)	$ (73,208)
Adjustments to reconcile net loss to cash used by operating activities:

Common stock issued for exploration expenditures	5,000	-	5,000
Net change in:
Accounts payable and accrued liabilities	(760)	(3,170)	2,400
Accrued interest on shareholder note payable	1,975	1,982	8,074
NET CASH USED IN OPERATING ACTIVITIES	(14,290)	(12,374)	(57,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of Common stock	-	56,025	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	56,025	84,525
NET CHANGE IN CASH	(14,290)	43,651	26,791
Cash, beginning of period	41,081	199	-
Cash, end of period	$ 26,791	$ 43,850	$ 26,791
Supplemental Cash Flow Information
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

________________________________________________________________________________________________________________________

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

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the Company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of April 30, 2007 the interest accrued on the loan is $8,074. The note payable and accrued interest are payable on demand.

NOTE 3 - EXPLORATION COST

On April 4, 2007, we entered into a Property Option Agreement with Shadow Creek Mining. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the West Kootenay Boundary Property situated in southeast British Columbia. In consideration of the option, we have issued 50,000 common shares valued at $5,000 and have paid Shadow Creek $4,500. In addition, we are obligated to expend $40,000 in exploration and property development in the first year and make an additional payment of $40,000 payable in cash or shares within a year, subject to a maximum allowable issuance of 400,000 shares.

NOTE 4 - RECLASSIFCATION

The company has reclassified certain items on the statement of operations for the periods ended April 30, 2006, to facilitate comparisons. These reclassifications have no effect on net loss or stockholders' deficit.

________________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________

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

On April 4, 2007, we entered into a Property Option Agreement with Shadow Creek Mining. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the West Kootenay Boundary Property situated in southeast British Columbia. In consideration of the option, we have issued 50,000 valued at $5,000 common shares and have paid Shadow Creek $4,500. In addition, we are obligated to expend $40,000 in exploration and property development in the first year and make an additional payment of $40,000 payable in cash or shares within a year, subject to a maximum allowable issuance of 400,000 shares.

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

________________________________________________________________________________________________________________________

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2008.

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

________________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________

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

  Health and Safety
  Archaeological Sites
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

________________________________________________________________________________________________________________________

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

Nine Months Ended April 30, 2007 and 2006

During the nine months ended April 30, 2007, operating expenses totaled $18,530 and we experienced a net loss of $20,505 against no revenues. During the nine months ended April 30, 2006, operating expenses totaled $9,204, and we experienced a net loss of $11,186. From inception to April 30, 2007, our operating expenses total $65,134 and we experienced a net loss of $73,208 against no revenues.

Financial Condition, Liquidity and Capital Resources

At April 30, 2007, our total assets were $26,791, which consisted only of cash.

At April 30, 2007, our total current liabilities were $36,974.

At April 30, 2007, we had cash on hand of $26,791.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at April 30, 2007 was $26,791.

For the nine months ended April 30, 2007, net cash used in operating activities was $14,290, which primarily consisted of general and administrative expenses of $9,030. In addition, we incurred interest expenses of $1,975 and exploration costs of $9,500.

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

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2008 we plan to expend a total of approximately $75,000 in respect of our mineral properties. In particular, we plan to expend approximately $40,000 in respect of the West Kootenay Property acquired earlier this year.

________________________________________________________________________________________________________________________

We estimate that we will require working capital of approximately $10,000 over the twelve months ending April 30, 2008.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the nine months ended April 30, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This will allow us to complete Phase 1 of our proposed exploration program. We will not undertake Phase 2 unless we obtain additional funding. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending April 30, 2008 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$3,000
Geochemical Testing	$12,000
Trenching West Kootenay Property payment	$10,000 $40,000
Working Capital	$10,000
Total	$75,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2008.

________________________________________________________________________________________________________________________

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2008.

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

We have historically incurred losses, and through April 30, 2007 have incurred losses of $73,208 from our inception.

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

________________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $73,208. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

________________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 77% of the issued and outstanding number of shares, as of June 14, 2007. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

________________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

________________________________________________________________________________________________________________________

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

10.6 Victory 6 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.7 Victory 7 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.8 Victory 8 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.9 Warranty Deed dated August 6, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

________________________________________________________________________________________________________________________

10.10 Loan Agreement between Ludvik Rolin and the Company dated April 12, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

10.11 Property Option Agreement dated April 4, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2007)

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
Date: June 14, 2007