Form 10KSB
period 2007-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2007-11-13
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] / No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $261,025.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,655,250 common shares issued and outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No [X].

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

In July 2004 Ludvik Rolin, our President and member of the board of directors acquired eight mineral claims by arranging the staking of the same through a third party. The third party is Kenneth Daniels a prospector and licensed Free Miner in the province of British Columbia. Mr. Rolin paid Mr. Daniels $1,100 to stake the claims. There is no relationship between us and Mr.Daniels or between Mr. Daniels and our sole officer, or any of our directors or affiliates. The claims were registered in Mr. Rolin's name to avoid paying additional fees, however, title to the claims was been conveyed to us by an unrecorded deed from Mr. Rolin. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office.

The property consists of eight mineral claims totaling approximately 500 acres. The mineral claims are located approximately 20 miles east of Osoyoos, British Columbia, Canada, 10 miles north from the village of Westbridge in southern British Columbia. The mineral claims are within the Greenwood Mining Division.

To our knowledge, Kenneth Daniels staked the 500 acre property in southwestern British Columbia in July 2004 and there were no previous owners, operators, or operations on the property, besides us. In July 2006 the claims were restaked by our President Ludvik Rolin. In July 2007 we dropped the claims to pursue our interest in the West Kootenay Boundary Property.

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

On October 8, 2007, we entered into a Property Option Agreement with Universal Resources Ltd. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Universal Property situated in central British Columbia. In consideration of the option, we have issued 45,000 common shares to Universal. In addition, we will expend $75,000 in exploration and property development in the first year.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending July 31, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending July 31, 2008.

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

We do not own any resource properties. We own options on various mineral claims and title to our property is not registered in our name.

We do not own any resource properties. We hold two options on mineral claims in British Columbia. Title to our property is not registered in our name but is registered in the name of the company with which we hold the option.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $75,677. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 77% of the issued and outstanding number of shares, as of October 15, 2007. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

In August, 2004 Ludvik Rolin, our President and member of the board of directors acquired eight mineral claims of by arranging the staking of the same through a third party. Mr. Rolin paid $1,100 to stake the claims. The claims were staked by Kenneth Daniels. Mr. Daniels is licensed to stake claims in British Columbia as a Free Miner. Mr. Daniels is an experienced local prospector and qualified free miner in the Province of British Columbia. The claims were acquired by Mr. Rolin and registered in Mr. Rolin's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. We have allowed these claims to lapse.

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

On October 8, 2007, we entered into a Property Option Agreement with Universal Resources Ltd. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Universal Property situated in central British Columbia. In consideration of the option, we have issued 45,000 common shares to Universal. In addition, we will expend $75,000 in exploration and property development in the first year.

The initial eight claims were restaked in 2005 by a prospector, who is licensed to stake claims in British Columbia as a Free Miner. In July 2006, our President, Ludvik Rolin, a Free Miner, restaked the claims on our behalf. In July 2007 we let the eight original minerals claims lapse in order to focus our exporation efforts on the West Kootenay Boundary Property.

Our President, Ludvik Rolin, is a licensed Free Miner in British Columbia. A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia. A Free Miner is the only qualified person capable of staking a valid mineral claim in the Province of British Columbia. The qualification is obtained by becoming familiar with the Mineral Tenure Act (British Columbia) and by passing an examination at the offices of the British Columbia Gold Commissioner. To acquire a Free Miner certificate the following qualifications must be met:

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

To date we have performed limited exploration work on our properties. We began exploration on our property in October 2006. We delayed to the commencement of this initial exploration due to the shortage of available qualified geologists and prospectors. We arranged for geologic mapping of the property which included the takng of soil samples. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We may consider seeking the assistance of a major mining company if we find mineralized materials on the property. We do not intend to try to develop any reserves we find, if any, ourselves.

The following information is provided in compliance with "Guide 7 of Industry Guides Under the Securities Act and the Exchange Act" for issuers engaged or to be engaged in significant mining operations.

Location and Access

The mineral claims consist of two options on mineral claims totaling approximately 750 acres. The mineral claims are located in the same area as our previous claims. The mineral claims are located approximately 20 miles east of Osoyoos, British Columbia, Canada, 10 miles north from the village of Westbridge in southern British Columbia. The mineral claims within the Greenwood Mining Division.

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

We hold options to mineral claims. The options give us the right to all of the underlying minerals of the land on which the claims have been staked. We begun exploration on our previous property

To our knowledge, Shadow Creek Mining and Universal Resources staked the aggregate of 750 acre sproperty in the interior of British Columbia in 2007 and there were no previous owners, operators, or operations on the property

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by Shadow Creek Mining and Universal Resources . It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

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

When the research is completed, our initial work will be augmented with geologic mapping and geochemical testing of our claims. We began this phase in October 2006. Based on this initial work we have dropped our original properties and acquired the West Kootenay Property and the Universal Property. The geologic mapping on the property wiil be done by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of October 31, 2007 there were 47 shareholders and 2,655,250 shares outstanding.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $145,000 in respect of our mineral properties, This includes a property payment on the West Kootenay Property of $25,000 due in April 2008.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Phase 1
Trenching	$10,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$10,000
Geochemical Testing	$10,000
Drilling	$50,000
Property Costs	$25,000
Working Capital	$10,000
Repayment of Director Loan	$0
$145,000

Financial Condition, Liquidity and Capital Resources

Since inception on March 18, 2004, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through a shareholder loan and the issuance of common stock.

At July 31, 2007, we had a working capital deficit of $12,652 compared to working capital of $5,322 at July 31, 2006.

At July 31, 2007, our total assets of $25,472 which consists of only cash. This compares with our assets at July 31, 2006 of $41,081 which consisted of cash.

At July 31, 2007, our total liabilities were $38,124, compared to our liabilities of $35,759 as at July 31, 2006.

We have had no revenues from inception. There is currently insufficient capital to explore and develop our mineral properties. We raised $56,025 from our SB-2 offering which we closed on November 30, 2005. One of our directors, Ludvik Rolin has loaned us funds. Mr. Rolin has loaned us $26,500 for the partial payment of costs associated with the SB-2 offering and for general and administrative expenses. If we do not successfully raise $190,000, we will not be able to fully implement our exploration program unless we obtain additional financing either through a private placement or shareholder loan. There is no guarantee we will be able to do this.

We have no long-term debt, other than the $26,500 owing to our director, Ludvik Rolin.

Results of Operations.

We posted losses of $22,974 for the year ending July 31, 2007, losses of $15,423 for the year ended July 31, 2006, and losses of $75,677 since inception to July 31, 2007. The principal component of the loss was for offering expenses associated with our SB-2 offering and general and administrative expenses.

Operating expenses for the year ending July 31, 2007 were $20,234 compared to the year ending July 31, 2006 that were $12,773.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2008.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended July 31, 2007, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through July 31, 2007 have incurred losses of $75,677 from our inception. During this period, we have successfully raised $56,025 from an SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through a private placement. We may apply for quotation on the Over-the-Counter Bulletin Board and intend to offer our stock in a private placement after obtaining such quotation.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated November 2, 2007

Balance Sheets as at July 31, 2007

Statements of Operations for each of the years ended July 31, 2007 and 2006 and for the period from March 18, 2004 (incorporation) to July 31, 2007

Statements of Changes in Stockholders' Equity (Deficit) for the year ended July 31, 2007 and 2006 and for the period from March 18, 2004 (incorporation) to July 31, 2007

Statements of Cash Flows for each of the years ended July 30, 2007 and 2006 and for the period from March 18, 2004 (incorporation) to July 31, 2007

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Victory Eagle Resources Corp.
(An exploration stage company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Victory Eagle Resources Corp. as of July 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period then ended and for the period from March 18, 2004 (Inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended and for the period from March 18, 2004 (Inception) through July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
November 2, 2007

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
July 31, 2007

ASSETS
Current assets
Cash	$ 25,472
Total current assets	25,472
Total assets	$ 25,472
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 2,875
Note payable - shareholder	26,500
Accrued interest on shareholder note payable	8,749
Total current liabilities	38,124
Total liabilities	38,124
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,610,250 shares issued and outstanding	2,610
Additional paid-in capital	60,415
Deficit accumulated during the development stage	(75,677)
Total stockholders' deficit	(12,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 25,472

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2007 and 2006
and From March 18, 2004 (Inception) through July 31, 2007

	Year ended	Year ended	Inception through
	July 31, 2007	July 31, 2006	July 31, 2007
Operating expenses:
Exploration cost	$ 9,500	$ -	$ 9,500
General and administrative	10,824	12,773	57,428
Operating loss	(20,324)	(12,773)	(66,928)
Interest expense	(2,650)	(2,650)	(8,749)
Net loss	(22,974)	(15,423)	$ (75,677)
Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	2,576,414	2,287,821

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2004 (Inception) through July 31, 2007

				Deficit accumulated during the development stage	Total
	Common Stock		Additional paid-in capital
	Shares	Amount
Issuance of common stock for cash to founders	2,000,000	$ 2,000	$ -	$ -	$ 2,000
Net loss	-	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	-	(24,403)	(22,403)
Net loss	-	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	2,000	-	(37,280)	(35,280)
Issuance of common stock for cash	560,250	560	55,465	-	56,025
Net loss	-	-	-	(15,423)	(15,423)
Balance, July 31, 2006	2,560,250	2,560	55,465	(52,703)	5,322
Issuance of common stock for exploration cost	50,000	50	4,950	-	5,000
Net loss	-	-	-	(22,974)	(22,974)
Balance, July 31, 2007	2,610,250	$ 2,610	$ 60,415	$ (75,677)	$ (12,652)

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2007 and 2006
And Period from March 18, 2004 (Inception) through July 31, 2007
	Year Ended July 31, 2007	Year Ended July 31, 2006	Inception Through July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (22,974)	$ (15,423)	$ (75,677)
Adjustments to reconcile net loss to net
cash used in operating activities:
Shares issued for exploration cost	5,000	-	5,000
Net change in:
Accounts payable and accrued liabilities	(285)	(2,370)	2,875
Accrued interest on shareholder notes payable	2,650	2,650	8,749

NET CASH USED IN OPERATING ACTIVITIES	(15,609)	(15,143)	(59,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	-	56,025	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	56,025	84,525

NET CHANGE IN CASH	(15,609)	40,882	25,472
Cash, beginning of period	41,081	199	-
Cash, end of period	$ 25,472	$ 41,081	$ 25,472

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 financial statement presentation.

Recent accounting pronouncements

Victory Eagle does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Victory Eagle's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Victory Eagle's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Victory Eagle has incurred net losses of $22,974 for the year ended July 31, 2007, and a cumulative loss of $75,677 since its inception on March 18, 2004. This condition raises substantial doubt about Victory Eagle's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

The provision for refundable Federal income tax consists of the following:

July 31, 2007
Refundable Federal income tax attributable to:
Current operations	$7,800
Less, change in valuation allowance	(7,800)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$25,550
Less, valuation allowance	(25,550)
Net deferred tax asset	$ -

At July 31, 2007, Victory Eagle had an unused net operating loss carryover approximating $75,000 that is available to offset future taxable income; it expires beginning in 2024.

NOTE 4 - RELATED PARTY TRANSACTIONS

In July 2004, Mr. Rolin, the President, acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims. Mr. Rolin has agreed to contribute the claims to Victory Eagle in order for the company to mine these claims. However, as of July 31, 2007 the claims were still in Mr. Rolin's name. The claims will be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 5 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of July 31, 2007 the interest accrued on the loan is $8,749. The note payable and accrued interest are payable on demand.

NOTE 6 - EXPLORATION COST

On April 4, 2007, Victory Eagle entered into a Property Option Agreement with Shadow Creek Mining. Under the terms of the agreement, the Company has received an exclusive option to acquire an undivided 100% interest in the mining claim known as the West Kootenay Boundary Property situated in southeast British Columbia. In consideration of the option, the Company issued 50,000 common shares valued at $5,000 and paid Shadow Creek $4,500. In addition, the Company is obligated to expend $40,000 in exploration and property development in the first year and make an additional payment of $40,000 payable in cash or shares within a year, subject to a maximum allowable issuance of 400,000 shares.

NOTE 7 - COMMON STOCK

In March 2004, Victory Eagle issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

In January 2006, the Company issued 560,250 shares of stock for total cash proceeds of $56,025.

In April 2007, the Company issued 50,000 shares as partial consideration for acquiring a property option.

In October 2007, the Company issued 45,000 shares as consideration for acquiring a property option.

NOTE 8- SUBSEQUENT EVENTS

On October 8, 2007, we entered into a Property Option Agreement with Universal Resources Ltd. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Universal Property situated in central British Columbia. In consideration of the option, we have issued 45,000 common shares to Universal. In addition, we will expend $75,000 in exploration and property development in the first year.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2007, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ludvik Rolin	Director, President, Secretary and Treasurer	38	March 18, 2004
Kelly Dodge	Director	29	April 22, 2004

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

Since 1990 Mr. Rolin has been a health care worker at Lion's Gate Hospital in North Vancouver, British Columbia.

Kelly Dodge

Mr. Dodge became a director on April 22, 2004.

Since 2006 Mr. Dodge has been an analyst with Auramet Trading a global physical precious metals merchant based in New Jersey.

From 2002 to 2006, Mr. Dodge was the Vice-President of Corporate Development for Ventures Resource Corporation, a Barbados based TSX Venture Exchange listed company with extensive mineral rights in the State of Alaska.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2007, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Victory Eagle Resources Corp., 1559 Rupert Street, North Vancouver, British Columbia V7J 1G3.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2007.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at October 31, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ludvik Rolin 1559 Rupert, North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	75.3%
Directors and Executive Officer as a Group	2,000,000 common shares	75.3%

(1) Based on 2,655,250 shares of common stock issued and outstanding as of October 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

3.2 Bylaws (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

(10) Material Contracts

10.1 Loan Agreement dated April 12th, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.2 Property Option Agreement dated April 4, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2007)

10.3 Property Option Agreement dated October 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on October 8, 2007)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Ludvik Rolin

(32) Section 906 Certification

32.1 Certification of Ludvik Rolin

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007 were estimated to be $5,000.

Audit Related Fees

For the fiscal year ended July 31, 2007, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $3,900.

Tax Fees

For the fiscal year ended July 31, 2007, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Date: October 31, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ludvik Rolin
Ludvik Rolin	President, Secretary and Treasurer	October 31, 2007
/s/ Kelly Dodge
Kelly Dodge	Director	October 31, 2007