Form 10QSB
period 2007-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2007-12-21
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

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

_____________________________________________

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,655,250 common shares issued and outstanding as at December 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] / No [ ]

_____________________________________________

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
October 301, 2007
(unaudited)

ASSETS
Current assets
Cash	$ 25,008
Total current assets	25,008
Mineral property rights	4,500
Total assets	$ 29,508
LIABILITIES AND STOCKHOLDERS' DEFICITEQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 6,400
Note payable - shareholder	26,500
Accrued interest on shareholder note payable	9,417
Total current liabilities	42,317
Total liabilities	42,317
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,655,250 shares issued and outstanding	2,655
Additional paid-in capital	64,870
Deficit accumulated during the exploration stage	(80,334)
Total stockholders' deficit	(12,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 29,508

See accompanying summary of accounting policies and notes to financial statements.

_____________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2007 and 2006
and From March 18, 2004 (Inception) through October 31, 2007
(unaudited)

	Three Months ended	Three Months ended	Inception through
	October 31, 2007	October 31, 2006	October 31, 2007
Operating expenses:
Exploration cost	$ -	$ -	$ 9,500
General and administrative	3,989	3,370	61,417
Operating loss	3,989	3,370	70,917
Interest expense	668	668	9,417
Net loss	$ (4,657)	$ (4,038)	$ (80,334)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,621,500	2,560,250

See accompanying summary of accounting policies and notes to financial statements.

_____________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2007 and 2006
and From March 18, 2004 (Inception) through October 31, 2007
(unaudited)

	Three Months Ended	Three Months Ended	Inception through
	October 31, 2007	October 31, 2006	October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,657)	$ (4,038)	$ (80,334)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment of mineral property cost	-	-	5,000
Net change in:
Accounts payable and accrued liabilities	3,525	5	6,400
Accrued interest	668	668	9,417
NET CASH USED IN OPERATING ACTIVITIES	(464)	(3,365)	(59,517)
CASF FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	-	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	84,525
NET CHANGE IN CASH	(464)	(3,365)	25,008
Cash, beginning of period	25,472	41,081	-
Cash, end of period	$ 25,008	$ 37,716	$ 25,008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$ 4,500	$ -	$ 9,500

See accompanying summary of accounting policies and notes to financial statements.

_____________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2007 as reported in Form 10-KSB, have been omitted.

Reclassifications

Certain amounts in the fiscal 2007 financial statements have been reclassified to conform with the fiscal 2008 financial statement presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, Mr. Rolin, the President, acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims. Mr. Rolin has agreed to contribute the claims to Victory Eagle in order for the company to mine these claims. However, as of October 31, 2007 the claims were still in Mr. Rolin's name. The claims will be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of October 31, 2007, the interest accrued on the loan is $9,417. The note payable and accrued interest are payable on demand.

_____________________________________________

NOTE 4 - EXPLORATION COST

On April 4, 2007, Victory Eagle entered into a Property Option Agreement with Shadow Creek Mining. Under the terms of the agreement, the Company has received an exclusive option to acquire an undivided 100% interest in the mining claim known as the West Kootenay Boundary Property situated in southeast British Columbia. In consideration of the option, the Company issued 50,000 common shares valued at $5,000 and paid Shadow Creek $4,500. In addition, the Company is obligated to expend $40,000 in exploration and property development in the first year and make an additional payment of $40,000 payable in cash or shares within a year, subject to a maximum allowable issuance of 400,000 shares. To date the company has expended $0 related to the Shadow Creek Mining property.

On October 8, 2007, the Company entered into a Property Option Agreement with Universal Resources Ltd. Under the terms of the agreement, the Company received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Universal Property situated in central British Columbia. In consideration of the option, the Company issued 45,000 common shares valued at $4,500 to Universal. In addition, the Company will expend $75,000 in exploration and property development in the first year.

NOTE 5 - COMMON STOCK

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

_____________________________________________

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

_____________________________________________

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

On April 4, 2007, we entered into a Property Option Agreement with Shadow Creek Mining. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the West Kootenay Boundary Property situated in southeast British Columbia. In consideration of the option, we have issued 50,000 valued at $5,000 common shares and have paid Shadow Creek $4,500. In addition, we are obligated to expend $40,000 in exploration and property development in the first year and make an additional payment of $40,000 payable in cash or shares within a year, subject to a maximum allowable issuance of 400,000 shares. To date the Company has expended $0 related to the Shadow Creek Mining Property.

On October 8, 2007, we entered into a Property Option Agreement with Universal Resources Ltd. Under the terms of the agreement, we have received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Universal Property situated in central British Columbia. In consideration of the option, we have issued 45,000 common shares to Universal. In addition, we will expend $75,000 in exploration and property development in the first year. To date the Company has expended $0 related to the Universal Property.

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

_____________________________________________

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November October 3031, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2008.

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

_____________________________________________

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

_____________________________________________

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

_____________________________________________

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

Three Months Ended November October 301, 2007 and 2006

During the three months ended October 31, 2007, operating expenses totaled $3,989 and we experienced a net loss of $4,657 against no revenues. During the three months ended October 31, 2006, operating expenses totaled $3,370, and we experienced a net loss of $4,038. From inception to October 31, 2007, our operating expenses total $70,917 and we experienced a net loss of $80,334 against no revenues.

Financial Condition, Liquidity and Capital Resources

At October 31, 2007, our total assets were $29,508, which consisted of cash of $25,008 and mineral property rights of $4,500.

At October 31, 2007, our total current liabilities were $42,317.

At October 31, 2007, we had cash on hand of $25,008.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at October 31, 2007 was $25,008.

For the three months ended October 31, 2007, we had a net loss of $4,657, which primarily consisted of general and administrative expenses of $3,989 and interest expenses of $668.

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

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2008 we plan to expend a total of approximately $150,000 in respect of our mineral properties. In particular, we plan to expend approximately $40,000 in respect of the West Kootenay Property acquired earlier this year.

_____________________________________________

We estimate that we will require working capital of approximately $10,000 over the twelve months ending October 31, 2008.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the year ended July 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This will allow us to complete Phase 1 of our proposed exploration program. We will not undertake Phase 2 unless we obtain additional funding. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending October 31, 2008 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$3,000
Geochemical Testing	$12,000
Trenching Property Payments West Kootenay Property payment Universal Property	$10,000 $40,000 $75,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2008.

_____________________________________________

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2008.

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

We have historically incurred losses of $80,334 from March 18, 2004 (inception), and through October 31, 2007 have incurred losses of $73,208 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB filed November 13, 2006 for the fiscal year ended July 31, 2007, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

_____________________________________________

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

_____________________________________________

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $80,334. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

_____________________________________________

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

_____________________________________________

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

_____________________________________________

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

_____________________________________________

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November October 3031, 20052007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

_____________________________________________

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

_____________________________________________

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

10.11 Property Option Agreement dated April 4, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2007)

10.12 Property Option Agreement dated October 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on October 8, 2007)

_____________________________________________

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

Date: December 14, 2007

_____________________________________________