Form 10QSB
period 2008-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2008-03-13
CIK 1304898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended　　 January 31, 2008___________

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

2,655,250 common shares issued and outstanding as of March 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] / No [ ]

______________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
January 31, 2008
(Unaudited)

ASSETS
Current assets
Cash	$ 20,006
Total current assets	20,006
Mineral property rights	6,500
Total assets	$ 26,506
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 7,380
Note payable - shareholder	26,500
Accrued interest on shareholder note payable	10,085
Total current liabilities	43,965
Total liabilities	43,965
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 2,655,250 shares issued and outstanding	2,655
Additional paid-in capital	64,870
Deficit accumulated during the exploration stage	(84,984)
Total stockholders' deficit	(17,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 26,506

See accompanying summary of accounting policies and notes to financial statements.

______________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended January 31, 2008 and 2007
and From March 18, 2004 (Inception) through January 31, 2008
(Unaudited)

	Three Months ended January 31		Six Months ended January 31		Inception through
	2008	2007	2008	2007	January 31, 2008
Operating expenses:
Exploration cost	$ -	$ -	$ -	$ -	$ 9,500
General and administrative	3,982	3,398	7,971	6,768	65,399
Operating loss	3,982	3,398	7,971	6,768	74,899
Interest expense	668	661	1,336	1,329	10,085
Net loss	$ (4,650)	$ (4,059)	$ (9,307)	$ (8,097)	$ (84,984)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding
Basic and diluted	2,655,250	2,560,250	2,638,375	2,560,250

　See accompanying summary of accounting policies and notes to financial statements.

______________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2008 and 2007
and From March 18, 2004 (Inception) through January 31, 2008
(Unaudited)

	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007	Inception through January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,307)	$ (8,097)	$ (84,984)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of mineral property cost	-	-	5,000
Net change in:
Accounts payable and accrued liabilities	4,505	3,055	7,380
Accrued interest	1,336	1,329	10,085
NET CASH USED IN OPERATING ACTIVITIES	(3,466)	(3,713)	(62,519)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	(2,000)	-	(2,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,000)	-	(2,000)
CASF FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	-	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	84,525
CASF FLOWS FROM FINANCING ACTIVITIES:
NET CHANGE IN CASH	(5,466)	(3,713)	20,006
Cash, beginning of period	25,472	41,081	-
Cash, end of period	$ 20,006	$ 37,368	$ 20,006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$ 4,500	$ -	$ 9,500

See accompanying summary of accounting policies and notes to financial statements.

______________________________________________________

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008
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

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, Mr. Rolin, the President, acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims. Mr. Rolin has agreed to contribute the claims to Victory Eagle in order for the company to mine these claims. However, as of January 31, 2008 the claims were still in Mr. Rolin's name. The claims will be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of January 31, 2008, the interest accrued on the loan is $10,085. The note payable and accrued interest are payable on demand.

______________________________________________________

NOTE 4 - EXPLORATION COST

On April 4, 2007, Victory Eagle entered into a Property Option Agreement with Shadow Creek Mining. Under the terms of the agreement, the Company has received an exclusive option to acquire an undivided 100% interest in the mining claim known as the West Kootenay Boundary Property situated in southeast British Columbia. In consideration of the option, the Company issued 50,000 common shares valued at $5,000 and paid Shadow Creek $4,500. In addition, the Company is obligated to expend $40,000 in exploration and property development in the first year and make an additional payment of $40,000 payable in cash or shares within a year, subject to a maximum allowable issuance of 400,000 shares. To date the company has expended $nil related to the Shadow Creek Mining property.

On October 8, 2007, the Company entered into a Property Option Agreement with Universal Resources Ltd. ("Universal"). Under the terms of the agreement, the Company received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Universal Property situated in central British Columbia. In consideration of the option, the Company issued 45,000 common shares valued at $4,500 to Universal. In addition, the Company will expend $75,000 in exploration and property development in the first year.

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

______________________________________________________

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

______________________________________________________

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

______________________________________________________

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2009.

______________________________________________________

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2009.

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

Government Regulations and Supervision

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

  Locating claims
  Posting claims
  Working claims
  Reporting work performed

______________________________________________________

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

______________________________________________________

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

Three Months Ended January 31, 2008 and 2007

During the three months ended January 31, 2008, operating expenses totaled $3,982 and we experienced a net loss of $4,650 against no revenues. During the three months ended January 31, 2007, operating expenses totaled $3,398, and we experienced a net loss of $4,059. From inception to January 31, 2008, our operating expenses total $74,899 and we experienced a net loss of $84,984 against no revenues.

______________________________________________________

Six Months Ended January 31, 2008 and 2007

During the six months ended January 31, 2008, operating expenses totaled $7,971 and we experienced a net loss of $9,307 against no revenues. During the six months ended January 31, 2007, operating expenses totaled $6,768, and we experienced a net loss of $8,097. From inception to January 31, 2008, our operating expenses total $74,899 and we experienced a net loss of $84,984 against no revenues.

Financial Condition, Liquidity and Capital Resources

At January 31, 2008, our total assets were $26,506, which consisted of cash of $20,006 and mineral property rights of $6,500.

At January 31, 2008, our total current liabilities were $43,965.

At January 31, 2008, we had cash on hand of $20,006.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at January 31, 2008 was $20,006.

For the three months ended January 31, 2008, we had a net loss of $4,650, which primarily consisted of general and administrative expenses of $3,982 and interest expenses of $668.

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

Plan of Operation

Cash Requirements

Over the twelve months ending January 31, 2009 we plan to expend a total of approximately $150,000 in respect of our mineral properties. In particular, we plan to expend approximately $40,000 in respect of the West Kootenay Property acquired earlier this year.

We estimate that we will require working capital of approximately $10,000 over the twelve months ending January 31, 2009.

______________________________________________________

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

Over the twelve months ending January 31, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2009.

______________________________________________________

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2009.

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

We have incurred losses of $84,984 from March 18, 2004 (inception) through January 31, 2008.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB filed November 13, 2007 for the fiscal year ended July 31, 2007, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

______________________________________________________

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $9,307 for the six months ended January 31, 2008. As of January 31, 2008, we had an accumulated deficit of $84,984. There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended July 31, 2007, which are included in our annual report on Form 10-KSB.

______________________________________________________

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $84,984. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

______________________________________________________

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

______________________________________________________

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

______________________________________________________

Ludvik Rolin our sole officer and one of our directors owns a total of 2,000,000 shares of our company. He may sell some of his shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 75% of the issued and outstanding number of shares, as of January 31, 2008. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

______________________________________________________

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

______________________________________________________

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

______________________________________________________

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

______________________________________________________

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

Date: March 14, 2008

______________________________________________________