Form 10-Q
period 2008-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2008-06-16
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

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

2,655,250 common shares issued and outstanding as of June 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ X] No [ ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	April 30, 2008	July 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$15,187	$25,472
Total current assets	15,187	25,472
Mineral property rights	6,500	-
Total assets	$21,687	$25,472

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,280	$2,875
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	10,738	8,749
Total current liabilities	42,518	38,124
Total liabilities	42,518	38,124
Commitments
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized,
2,655,250 and 2,610,250 shares issued and outstanding as of	2,655	2,610
April 30, 2008 and July 31, 2007, respectively
Additional paid-in capital	64,870	60,415
Deficit accumulated during the exploration stage	(88,356)	(75,677)
Total stockholders' deficit	(20,831)	(12,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,687	$25,472

See accompanying notes to financial statements

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2008 and 2007
and From March 18, 2004 (Inception) through April 30, 2008
(Unaudited)

	Three Months ended		Nine Months ended		Inception
	April 30		April 30		through
	2008	2007	2008	2007	April 30, 2008
Operating expenses:
Exploration cost	$-	$9,500	$-	$9,500	$9,500
General and administrative	2,719	2,262	10,690	9,030	68,118
Operating loss	2,719	11,762	10,690	18,530	77,618
Interest expense	653	646	1,989	1,975	10,738
Net loss	($3,372)	($12,408)	($12,679)	($20,505)	($88,356)
Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares
outstanding
Basic and diluted
	2,655,250	2,572, 048	2,643,918	2,564,096

See accompanying notes to financial statements

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2008 and 2007
and From March 18, 2004 (Inception) through April 30, 2008
(Unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	through
	April 30, 2008	April 30, 2007	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,679)	$(20,505)	$(88,356)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property cost	-	5,000	5,000
Net change in:
Accounts payable and accrued liabilities	2,405	(760)	5,280
Accrued interest	1,989	1,975	10,738
NET CASH USED IN OPERATING ACTIVITIES	(8,285)	(14,290)	(67,338)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	(2,000)	-	(2,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,000)	-	(2,000)
CASF FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	-	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	84,525
CASF FLOWS FROM FINANCING ACTIVITIES:
NET CHANGE IN CASH	(10,285)	(14,290)	15,187
Cash, beginning of period	25,472	41,081	-
Cash, end of period	$15,187	$26,791	$15,187
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH
TRANSACTION:
Stock issued for mineral property costs	$4,500	$-	$9,500

See accompanying notes to financial statements

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
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

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, Mr. Rolin, the President, acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims. Mr. Rolin has agreed to contribute the claims to Victory Eagle in order for the company to mine these claims. However, as of April 30, 2008 the claims were still in Mr. Rolin's name. The claims will be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of April 30, 2008, the interest accrued on the loan is $10,738. The note payable and accrued interest are payable on demand.

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

PART I

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2009.

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

Three Months Ended April 30, 2008 and 2007

During the three months ended April 30, 2008, operating expenses totaled $2,719 and we experienced a net loss of $3,372 against no revenues. During the three months ended April 30, 2007, operating expenses totaled $11,762, and we experienced a net loss of $12,408. From inception to April 30, 2008, our operating expenses total $77,618 and we experienced a net loss of $88,356 against no revenues.

Nine Months Ended April 30, 2008 and 2007

During the nine months ended April 30, 2008, operating expenses totaled $10,690 and we experienced a net loss of $12,679 against no revenues. During the nine months ended April 30, 2007, operating expenses totaled $18,530, and we experienced a net loss of $20,505. From inception to April 30, 2008, our operating expenses total $77,618 and we experienced a net loss of $88,356 against no revenues.

Financial Condition, Liquidity and Capital Resources

At April 30, 2008, our total assets were $21,687, which consisted of cash of $15,187 and mineral property rights of $6,500.

At April 30, 2008, our total current liabilities were $42,518.

At April 30, 2008, we had cash on hand of $15,187.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at April 30, 2008 was $15,187.

For the three months ended April 30, 2008, we had a net loss of $3,372, which primarily consisted of general and administrative expenses of $2,719 and interest expenses of $653.

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

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2009 we plan to expend a total of approximately $150,000 in respect of our mineral properties. In particular, we plan to expend approximately $40,000 in respect of the West Kootenay Property acquired earlier this year.

We estimate that we will require working capital of approximately $10,000 over the twelve months ending April 30, 2009.

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

Over the twelve months ending April 30, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Phase 1
Geological Mapping	$3,000
Geochemical Testing	$12,000
Trenching	$10,000
Property Payments
West Kootenay Property payment	$40,000
Universal Property	$75,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2009.

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

We have incurred losses of $88,356 from March 18, 2004 (inception) through April 30, 2008.

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

We have incurred a net loss of $12,679 for the nine months ended April 30, 2008. As of April 30, 2008, we had an accumulated deficit of $88,356. There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $88,356. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 75% of the issued and outstanding number of shares, as of April 30, 2008. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Date: June 14, 2008