Form 10KSB
period 2008-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2008-11-13
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  July 31, 2008

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

Our shares quoted on the Over-the-Counter Bulletin Board under the ticker symbol "VERC". Based on the last sale price of our shares of $0.20, our aggregate market value is $546,788.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,733,940 common shares issued and outstanding as of October 31, 2008.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending July 31, 2009.

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

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $16,116 for the year ended July 31, 2008. There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements in this document.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $91,793. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable resource property;

•	Our ability to generate revenues; and

•	Our ability to reduce exploration costs.

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 76.6% of the issued and outstanding number of shares, as of October 15, 2008. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

The eight claims were restaked in 2005 by a prospector, who is licensed to stake claims in British Columbia as a Free Miner.  In July 2006, our President, Ludvik Rolin, a Free Miner, restaked the claims on our behalf.  A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia.  A Free Miner is the only qualified person capable of staking a valid mineral claim in the Province of British Columbia.  The qualification is obtained by becoming familiar with the Mineral Tenure Act (British Columbia) and by passing an examination at the offices of the British Columbia Gold Commissioner.  To acquire a Free Miner certificate the following qualifications must be met:

•	18 years of age or older;

•	ordinarily resident in Canada for not less than 183 days per calendar year, or authorized to work in Canada;

•
be a Canadian corporation registered or incorporated under the Business Corporations Act (British Columbia), or a corporation registered as an extra-provincial company under the Business Corporations Act (British Columbia);

•	be a partnership consisting of partners who are persons that meet the qualifications above, and are registered in British Columbia under the Partnership Act.

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

We hold title to the eight mineral claims. The eight mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We have begun exploration

To our knowledge, Kenneth Daniels staked the 500 acre property in the interior of British Columbia in 2004 and there were no previous owners, operators, or operations on the property

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by Kenneth Daniels and the initial exploration we commenced in October 2006. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

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

Property Geology

Two main rock types occur on the mineral claims. The older are Jurassic aged volcanic and sedimentary rocks. These rocks are intruded by large sedimentary rocks from the Mesozoic or dinosaur era and intrusions of mineral dense igneous rock. Younger rock series, or sedimentary deposits of the second epoch of the Tertiary Period, characterized by warm climates and the rise of most modern mammalian families (Eocene) - aged granite stocks, and dykes of mineral dense igneous rock (gabbro and hornblende porphyry dykes) also occur. Three zones of mineralization occur in the Eocene rocks, near their contract with quartz diorite. The zones are marked by the presence of garnet and magnetite rich metamorphic or skarn rocks. Some chalcopyrite mineralization occurs with the magnetite, with small amounts of previous metals.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2008.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of October 31, 2008 there were 46 shareholders and 2,733,940 shares outstanding.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $140,000 in respect of our mineral properties. In addition, we plan to expend $150,000 in respect the eight prospect areas within the Greenwood Mining Division near Westbridge, British Columbia.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations
Phase 1
Trenching	$10,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$10,000
Geochemical Testing	$10,000
Drilllng	$70,000

Working Capital Repayment of Director Loan	$10,000 $0
Total $140,000

Financial Condition, Liquidity and Capital Resources

Since inception on March 18, 2004, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through a shareholder loan and the issuance of common stock.

At July 31, 2008, we had a working capital deficit of $30,768 compared to working capital of $12,652 at July 31, 2007.

At July 31, 2008, our total assets of $17,918 which consists of  cash and mineral property rights. This compares with our assets at July 31, 2007 of $25,472 which consisted of cash.

At July 31, 2008, our total liabilities were $42,186, compared to our liabilities of $38,124 as at July 31, 2007.

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

Results of Operations.

We posted losses of $16,116 for the year ending July 31, 2008, losses of $22,974 for the year ended July 31, 2007, and losses of $91,793 since inception to July 31, 2008. The principal component of the loss was for offering expenses associated with our SB-2 offering and general and administrative expenses.

Operating expenses for the year ending July 31, 2008 were $13,459 compared to the year ending July 31, 2007 that were $20,234.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended July 31, 2008, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through July 31, 2008 have incurred losses of $91,793 from our inception.   During this period, we have successfully raised $56,025 from an  SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated November 10, 2008

Balance Sheets as at July 31, 2008 and 2007

Statements of Operations for each of the years ended July 31, 2008 and 2007 and for the period from March 18, 2004 (incorporation) to July 31, 2008

Statements of Changes in Stockholders' Equity (Deficit) for the period from March 18, 2004 (incorporation) to July 31, 2008

Statements of Cash Flows for each of the years ended July 30, 2008 and 2007 and for the period from March 18, 2004 (incorporation) to July 31, 2008

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Victory Eagle Resources Corp.
Vancouver, British Columbia

We have audited the accompanying balance sheets of Victory Eagle Resources Corp. (the “Company”) as of July 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from March 18, 2004 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended and for the period from March 18, 2004 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, TX
November 10, 2008

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31, 2008	July 31, 2007
ASSETS
Current assets
Cash	$11,418	$25,472
Total current assets	11,418	25,472
Mineral property rights	6,500	-
Total assets	$17,918	$25,472
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,280	$2,875
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	11,406	8,749
Total current liabilities	42,186	38,124
Total liabilities	42,186	38,124
STOCKHOLDERS' DEFICIT:

Common stock, $.001 par value, 25,000,000 shares authorized, 2,655,250 and 2,610,250 shares issued and outstanding at July 31, 2008 and 2007 respectively	2,655	2,610
Additional paid-in capital	64,870	60,415
Deficit accumulated during the exploration stage	(91,793)	(75,677)
Total stockholders' deficit	(24,268)	(12,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,918	$25,472

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2008 and 2007
and From March 18, 2004 (Inception) through July 31, 2008

	Year ended	Year ended	Inception through
	July 31, 2008	July 31, 2007	July 31, 2008
Operating expenses:
Exploration cost	$-	$9,500	$9,500
General and administrative	13,459	10,824	70,887
Operating loss	(13,459)	(20,324)	(80,387)
Interest expense	(2,657)	(2,650)	(11,406)
Net loss	$(16,116)	$(22,974)	$(91,793)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	2,646,766	2,576,414

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2004 (Inception) through July 31, 2008

	Common Stock		Additional paid-in capital
	Shares	Amount		Deficit accumulated during the exploration stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$-	$-	$2,000
Net loss	-	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	-	(24,403)	(22,403)
Net loss	-	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	2,000	-	(37,280)	(35,280)
Issuance of common stock for cash	560,250	560	55,465	-	56,025
Net loss	-	-	-	(15,423)	(15,423)
Balance, July 31, 2006	2,560,250	2,560	55,465	(52,703)	5,322
Issuance of common stock for exploration cost	50,000	50	4,950	-	5,000
Net loss	-	-	-	(22,974)	(22,974)
Balance, July 31, 2007	2,610,250	2,610	60,415	(75,677)	(12,652)
Issuance of common stock for mineral property option	45,000	45	4,455	-	4,500
Net loss	-	-	-	(16,116)	(16,116)
Balance, July 31, 2008	2,655,250	$2,655	$64,870	$(91,793)	$(24,268)

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2008 and 2007
And Period from March 18, 2004 (Inception) through July 31, 2008

	Year Ended	Year Ended	Inception Through
	July 31, 2008	July 31, 2007	July 31, 2008
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(16,116)	$(22,974)	$(91,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	5,000	5,000
Net change in:
Accounts payable and accrued liabilities	1,405	(285)	4,280
Accrued interest on shareholder notes payable	2,657	2,650	11,406
NET CASH USED IN OPERATING ACTIVITIES	(12,054)	(15,609)	(71,107)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	(2,000)	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	(2,000)	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	-	-	58,025
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	84,525
NET CHANGE IN CASH	(14,054)	(15,609)	11,418
Cash, beginning of period	25,472	41,081	-
Cash, end of period	$11,418	$25,472	$11,418
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$4,500	$5,000	$9,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Victory Eagle Resources Corp. (the "Company") was incorporated on March 18, 2004 under the laws of Nevada with a fiscal year end of July 31. The Company is in the business of acquisition and exploration of gold in British Columbia, Canada. On October, 2008 the Company is listed on the OTC Bulletin Board under the symbol VERCE.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Exploration stage company

The Company complies with Financial Accounting Standards Board Statement No. 7 ‘‘Accounting and Reporting by Development Stage Enterprises’’ in its characterization of the Company as an exploration stage enterprise.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Income taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable and note payable shareholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Interests

Mineral property acquisition costs are capitalized in accordance with EITF 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Recent accounting pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $16,116 for the year ended July 31, 2008, and a cumulative loss of $91,793 since its inception on March 18, 2004. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is working to secure additional financing to fund its mineral exploration and development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

In July 2004, the president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the company to mine these claims. As of July 31, 2008 the claims were still in the President’s name. The claims are expected to be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 5 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of July 31, 2008, the interest accrued on the loan is $11,406. The note payable and accrued interest are payable on demand.

NOTE 6 - EXPLORATION COST

On April 4, 2007, the Company entered into a Property Option Agreement with Shadow Creek Mining. Under the terms of the agreement, the Company has received an exclusive option to acquire an undivided 100% interest in the mining claim known as the West Kootenay Boundary Property situated in southeast British Columbia. In consideration of the option, the Company issued 50,000 common shares valued at $5,000 and paid Shadow Creek $4,500. In addition, the Company is obligated to expend $40,000 in exploration and property development in the first year and make an additional payment of $40,000 payable in cash or shares within a year, subject to a maximum allowable issuance of 400,000 shares. As of July 31, 2008 the company has expended $nil related to the Shadow Creek Mining property.

On October 8, 2007, the Company entered into a Property Option Agreement with Universal Resources Ltd. ("Universal"). Under the terms of the agreement, the Company received an exclusive option to acquire an undivided 100% interest in the mining claim known as the Universal Property situated in central British Columbia. In consideration of the option, the Company issued 45,000 common shares valued at $4,500 to Universal. In addition, the Company is required to expend $75,000 in exploration and property development within one year. As of July 31, 2008 the company has expended $nil related to the Universal property.

NOTE 7 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

NOTE 7 - INCOME TAXES (Continued)

The provision for refundable Federal income tax consists of the following:

	July 31, 2008	July 31, 2007
Refundable Federal income tax attributable to:
Current operations	$5,400	$7,800
Less, change in valuation allowance	(5,400)	(7,800)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2008	July 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$30,950	$25,550
Less, valuation allowance	(30,950)	(25,550)
Net deferred tax asset	$-	$-

As of July 31, 2008, the Company had an unused net operating loss carryover approximating $91,000 that is available to offset future taxable income, and expires beginning in 2024.

NOTE 8 - COMMON STOCK

In March 2004, the Company issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

In January 2006, the Company issued 560,250 shares of stock for total cash proceeds of $56,025.

In April 2007, the Company issued 50,000 shares as partial consideration for acquiring a property option.

In October 2007, the Company issued 45,000 shares as consideration for acquiring a property option.

NOTE 9- SUBSEQUENT EVENTS

On August 18, 2008, the Company issued 78,690 common shares for total cash proceeds of $15,738.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

Management's assessment of internal control over financial reporting

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

None.

PART III

Item 9.  Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2008, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

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

Since 1990 Mr. Rolin has been a health care worker at Lion’s Gate Hospital in North Vancouver, British Columbia.

Kelly Dodge

Mr. Dodge became a director on April 22, 2004.

Since 2006 Mr. Dode has been an analyst with Auramet Trading a global physical precious metals merchant based in New Jersey.

Since 2002, Mr. Dodge was the Vice-President of Corporate Development for Ventures Resource Corporation, a Barbados based TSX Venture Exchange listed company with extensive mineral rights in the State of Alaska.

From 2001 to 2002 Mr. Dodge was a consultant with Paperless Links, a Toronto based consulting firm which provides consulting services to public and private issuers, primarily in the resource sector.

From 2000 to 2001 Mr. Dodge was an analyst with Quartet Service, a Toronto based Information Technology Outsourcing company.

In 2000 Mr. Dodge obtained his Bachelor of Applied Science degree in Mining Engineering from Queen’s University, located in Kingston, Ontario, Canada.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;

•	Nominating and Corporate Governance Committee; and

•	Compensation Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2008, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2008.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2008.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at October 15, 2008, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ludvik Rolin 1559 Rupert, North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	76.6%
Directors and Executive Officer as a Group	2,000,000 common shares	76.6%

(1)
Based on 2,610,250 shares of common stock issued and outstanding as of October 31, 2008.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Item 13.  Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

(10)	Material Contracts

10.1	Victory 1 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.2	Victory 2 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.3	Victory 3 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.4	Victory 4 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.5	Victory 5 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.6	Victory 6 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.7	Victory 7 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.8	Victory 8 Claim dated July 18, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.	Warranty Deed dated August 6, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.10	Loan Agreement dated April 12th, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

10.11	Property Option Agreement dated April 4, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2007)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics

(31)	Section 302 Certification

31.1	Certification of Ludvik Rolin

(32)	Section 906 Certification

32.1	Certification of Ludvik Rolin

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008 were estimated to be $6,500.

Audit Related Fees

For the fiscal year ended July 31, 2008, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $6,050.

Tax Fees

For the fiscal year ended July 31, 2008, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

•	approved by our audit committee (which consists of entire Board of Directors); or

•
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
Kelly Dodge, Director

Date:  October 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Ludvik Rolin	President, Secretary and Treasurer	October 31, 2008

Kelly Dodge	Director	October 31, 2008