Form 10-Q
period 2008-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2008-12-22
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to ________

Commission file number 000-119546

Victory Eagle Resources Corp.
(Exact name of small business issuer as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
133 Atlas Toronto, Ontario M6C 3P4
(Address of principal executive offices)
(416) 720-9256
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

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

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

2,733,940 common shares issued and outstanding as of December 14, 2008

Transitional Small Business Disclosure Format (Check one):      Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [X] No [   ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	October 31, 2008 (Unaudited)	July 31, 2008
ASSETS
Current assets
Cash	$14,984	$11,418
Prepaid expenses	10,000	-
Total current assets	24,984	11,418
Mineral property rights	-	6,500
Total assets	$24,984	$17,918
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,860	$4,280
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	12,074	11,406
Total current liabilities	45,434	42,186
Total liabilities	45,434	42,186

Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 and 2,655,250 shares issued and outstanding at October 31 and July 31, 2008 respectively	2,734	2,655
Additional paid-in capital	80,529	64,870
Deficit accumulated during the exploration stage	(103,713)	(91,793)
Total stockholders' deficit	(20,450)	(24,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,984	$17,918

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2008 and 2007
and From March 18, 2004 (Inception) through October 31, 2008
(Unaudited)

	Three Months Ended	Three Months Ended	Inception through
	October 31, 2008	October 31, 2007	October 31, 2008
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	11,252	3,989	82,139
Operating loss	(11,252)	(3,989)	(91,639)
Interest expense	(668)	(668)	(12,074)
Net loss	$(11,920)	$(4,657)	$(103,713)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,681,765	2,621,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2008 and 2007
And Period from March 18, 2004 (Inception) through October 31, 2008
(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2008	October 31, 2007	October 31, 2008
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(11,920)	$(4,657)	$(103,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	6,500	-	11,500
Net change in:
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	2,580	3,525	6,860
Accrued interest on shareholder notes payable	668	668	12,074
NET CASH USED IN OPERATING ACTIVITIES	(12,172)	(464)	(83,279)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	15,738	-	73,763
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,738	-	100,263
NET CHANGE IN CASH	3,566	(464)	14,984
Cash, beginning of period	11,418	25,472	-
Cash, end of period	$14,984	$25,008	$14,984
Cash paid for interest and taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$4,500	$9,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2008 as reported in Form 10-KSB, have been omitted.

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the company $26,500. Interest is being accrued on this unsecured note at the rate of 10% per annum. As of October 31, 2008, the interest accrued on the loan is $12,074. The note payable and accrued interest are payable on demand.

NOTE 3 – IMPAIRMENT OF MINERAL PROPERTY RIGHTS

During the three months ended October 31, 2008, all mineral property options owned by the Company expired.  An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses

NOTE 4 - COMMON STOCK

In September, 2008, the Company issued 78,690 shares for total cash proceeds of $15,738.

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and our business office is located at 133 Atlas Toronto, Ontario M6C 3P4.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.  We do not currently have any properties.  We are actively pursuing an acquisition of a resource property.

In July 2004 Ludvik Rolin, our President and member of the board of directors acquired eight mineral claims by arranging the staking of the same through a third party. The third party is Kenneth Daniels a prospector and licensed Free Miner in the province of British Columbia. Mr. Rolin paid Mr. Daniels $1,100 to stake the claims. There is no relationship between us and Mr. Daniels or between Mr. Daniels and our sole officer, or any of our directors or affiliates. The claims are registered in Mr. Rolin's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed from Mr. Rolin. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office.  We have abandoned this property.

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

On April 4, 2007, we entered into a Property Option Agreement with Shadow Creek Mining.  We have terminated this option agreement.

On October 8, 2007, we entered into a Property Option Agreement with Universal Resources Ltd.  We have terminated this option agreement.

During the three months ended October 31, 2008, all mineral property options owned by the Company expired.  An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2009.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of October 31, 2008 we do not hold rights to any mineral properties. subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

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

Three Months Ended October 31, 2008 and 2007

During the three months ended October 31, 2008, operating expenses totaled $11,252 and we experienced a net loss of $11,920 against no revenues. During the three months ended October 31, 2007, operating expenses totaled $3,989, and we experienced a net loss of $4,657. From inception to October 31, 2008, our operating expenses total $91,639 and we experienced a net loss of $103,713 against no revenues.

Financial Condition, Liquidity and Capital Resources

At October 31, 2008, our total assets were $24,984, which consisted  of cash of $14,984 and prepaid expenses of $10,000.

At October 31, 2008, our total current liabilities were $45,434.

At October 31, 2008, we had cash on hand of $14,984.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at October 31, 2008 is $14,984.

For the three months ended October 31, 2008, we had a net loss of $11,920, which primarily consisted of general and administrative expenses of $11,252 and interest expense of $668.

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

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2009 we plan to expend a total of approximately $150,000 in respect of acquiring new  mineral properties. We estimate that we will require working capital of approximately $10,000 over the twelve months ending October 31, 2009.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the year ended July 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB-2 registration statement. This will allow us to complete Phase 1 of our proposed exploration program.  We will not undertake Phase 2 unless we obtain additional funding.   We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending October 31, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations: acquiring new properties	$140,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2009.

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

We have incurred losses of $103,713 from March 18, 2004 (inception) through October 31, 2008.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB filed November 12, 2008 for the fiscal year ended July 31, 2008, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

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

We have incurred a net loss of $11,920 for the three months ended October 31, 2008.  There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended July 31, 2008, which are included in our annual report on Form 10-KSB.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $103,713. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

☐	Our ability to locate a profitable resource property;
☐	Our ability to generate revenues; and
☐	Our ability to reduce exploration costs.

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

We plan to continue acquire  mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 73% of the issued and outstanding number of shares, as of October 31, 2008. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 5, 2004).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 5, 2004).

(10) Material Contracts

10.1 Loan Agreement between Ludvik Rolin and the Company dated April 12, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 5, 2004).

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
Date: December 14, 2008