Form 10-Q
period 2009-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2009-03-16
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2009

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

2,733,940 common shares issued and outstanding as of March 14, 2009

Transitional Small Business Disclosure Format (Check one):      Yes [   ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  X] No [  ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2009 (Unaudited)	July 31, 2008
ASSETS
Current assets
Cash	$6,201	$11,418
Total current assets	6,201	11,418
Mineral property rights	-	6,500
Total assets	$6,201	$17,918
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$10,825	$4,280
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	12,742	11,406
Total current liabilities	50,067	42,186
Total liabilities	50,067	42,186
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 and 2,655,250 shares issued and outstanding at January 31, 2009 and July 31, 2008 respectively	2,734	2,655
Additional paid-in capital	80,529	64,870
Deficit accumulated during the exploration stage	(127,129)	(91,793)
Total stockholders' deficit	(43,866)	(24,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,201	$17,918

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended January 31, 2009 and 2008
and From March 18, 2004 (Inception) through January 31, 2009
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2009	2008	2009	2008	2009
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	22,748	3,982	34,000	7,971	104,887
Operating loss	(22,748)	(3,982)	(34,000)	(7,971)	(114,387)
Interest expense	(668)	(668)	(1,336)	(1,336)	(12,742)
Net loss	(23,416)	(4,650)	(35,336)	(9,307)	(127,129)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,733,940	2,655,250	2,707,853	2,638,375

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2009 and 2008
And Period from March 18, 2004 (Inception) through January 31, 2009
(Unaudited)

	Six Months Ended	Six Months Ended	Inception Through
	January 31, 2009	January 31, 2008	January 31, 2009
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(35,336)	$(9,307)	$(127,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	6,500	-	11,500
Net change in:
Accounts payable and accrued liabilities	6,545	4,505	10,825
Accrued interest on shareholder notes payable	1,336	1,336	12,742
NET CASH USED IN OPERATING ACTIVITIES	(20,955)	(3,466)	(92,062)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	(2,000)	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	15,738	-	73,763
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,738	-	100,263
NET CHANGE IN CASH	(5,217)	(5,466)	6,201
Cash, beginning of period	11,418	25,472	-
Cash, end of period	$6,201	$20,006	$6,201
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$4,500	$9,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. (the "Company" or “Victory Eagle”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year July 31, 2008 as reported in Form 10-KSB, have been omitted.

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the Company $26,500. Interest is being accrued on this unsecured note at the rate of 10% per annum. As of January 31, 2009, the interest accrued on the loan is $12,742. The note payable and accrued interest are payable on demand.

NOTE 3 – IMPAIRMENT OF MINERAL PROPERTY RIGHTS

During the six months ended January 31, 2009, all mineral property options owned by the Company expired.  An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses.

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

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests. ..  We do not currently have any properties.  We are actively pursuing an acquisition of a resource property.

During the six months ended January 31, 2009, all mineral property options owned by the Company expired.  An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of January 31, 2009 we do not hold rights to any mineral properties. subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

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

Three Months Ended January 31, 2009 and 2008

During the three months ended January 31, 2009, operating expenses totaled $23,416 and we experienced a net loss of $23,416 against no revenues. During the three months ended January 31, 2008, operating expenses totaled $4,650, and we experienced a net loss of $4,650. From inception to January 31, 2009, our operating expenses total $127,129 and we experienced a net loss of $127,129 against no revenues.

Six Months Ended January 31, 2009 and 2008

During the six months ended January 31, 2009, operating expenses totaled $35,336 and we experienced a net loss of $35,336 against no revenues. During the six months ended January 31, 2008, operating expenses totaled $9,307, and we experienced a net loss of $9,307. From inception to January 31, 2009, our operating expenses total $127,129 and we experienced a net loss of $127,129 against no revenues.  The increase in operating expenses is attributable to general and administrative costs.

Financial Condition, Liquidity and Capital Resources

At January 31, 2009, our total assets were $6,201,which consisted  of cash of $6,201.

At January 31, 2009, our total current liabilities were $50,067.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at January 31, 2009 is $6,201.

For the six months ended January 31, 2009, we had a net loss of $35,336, which primarily consisted of general and administrative expenses of $34,000 and interest expenses of $1,336.

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

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2009 we plan to expend a total of approximately $140,000 in respect of acquiring new  mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending January 31, 2010.

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

Over the twelve months ending January 31, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations: acquiring new properties	$140,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2010.

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

We have incurred losses of $127,129 from March 18, 2004 (inception) through January 31, 2009.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB filed November 13, 2008 for the fiscal year ended July 31, 2008, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have incurred a net loss of $35,336 for the six months ended January 31, 2009.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $127,129. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 75% of the issued and outstanding number of shares, as of January 31, 2009. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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
Date: March 14, 2009