Form 10-Q
period 2009-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2009-06-11
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2009

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

2,733,940 common shares issued and outstanding as of June 14, 2009

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  X] No [ ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	April 30, 2009 (Unaudited)	July 31, 2008
ASSETS
Current assets
Cash	$6,183	$11,418
Total current assets	6,183	11,418
Mineral property rights	-	6,500
Total assets	$6,183	$17,918
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$13,170	$4,280
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	13,410	11,406
Total current liabilities	53,080	42,186
Total liabilities	53,080	42,186
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 and 2,655,250 shares issued and outstanding at April 30, 2009 and July 31, 2008 respectively	2,734	2,655
Additional paid-in capital	80,529	64,870
Deficit accumulated during the exploration stage	(130,160)	(91,793)
Total stockholders' deficit	(46,897)	(24,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,183	$17,918

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2009 and 2008
and the period from March 18, 2004 (Inception) through April 30, 2009
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		Inception Through April 30,
	2009	2008	2009	2008	2009
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	2,363	2,719	36,363	10,690	107,250
Operating loss	(2,363)	(2,719)	(36,363)	(10,690)	(116,750)
Interest expense	(668)	(653)	(2,004)	(1,989)	(13,410)
Net loss	$(3,031)	$(3,372)	$(38,367)	$(12,679)	$(130,160)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,733,940	2,655,250	2,716,357	2,643,918

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2009 and 2008
And Period from March 18, 2004 (Inception) through April 30, 2009
(Unaudited)

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Inception Through April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,367)	$(12,679)	$(130,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	6,500	-	11,500
Net change in:
Accounts payable and accrued liabilities	8,890	2,405	13,170
Accrued interest on shareholder notes payable	2,004	1,989	13,410
NET CASH USED IN OPERATING ACTIVITIES	(20,973)	(8,285)	(92,080)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures on mineral property rights	-	(2,000)	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	(2,000)	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	15,738	-	73,763
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,738	-	100,263
NET CHANGE IN CASH	(5,235)	(10,285)	6,183
Cash, beginning of period	11,418	25,472	-
Cash, end of period	$6,183	$15,187	$6,183
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$4,500	$9,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
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

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of Victory Eagle loaned the company $26,500. Interest is being accrued on this unsecured note at the rate of 10% per annum. As of April 30, 2009, the interest accrued on the loan is $13,410. The note payable and accrued interest are payable on demand.

NOTE 3 – IMPAIRMENT OF MINERAL PROPERTY RIGHTS

During the nine months ended April 30, 2009, all mineral property options owned by the Company expired.  An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses.

NOTE 4 - COMMON STOCK

In September 2008, the Company issued 78,690 shares for total cash proceeds of $15,738.

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

During the nine months ended April 30, 2009, all mineral property options owned by the Company expired.  An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of April 30, 2009 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for:

Locating claims

Posting claims

Working claims

Reporting work performed

We also anticipate being subject to regulations similar to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

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

Three Months Ended April 30, 2009 and 2008

During the three months ended April 30, 2009, operating expenses totaled $3,031 and we experienced a net loss of $3,031 against no revenues. During the three months ended April 30, 2008, operating expenses totaled $3,372, and we experienced a net loss of $3,372. From inception to April 30, 2009, our operating expenses total $130,160 and we experienced a net loss of $130,160 against no revenues.

Nine Months Ended April 30, 2009 and 2008

During the nine months ended April 30, 2009, operating expenses totaled $38,367 and we experienced a net loss of $38,367 against no revenues. During the nine months ended April 30, 2008, operating expenses totaled $12,679, and we experienced a net loss of $12,679. From inception to April 30, 2009, our operating expenses total $130,160 and we experienced a net loss of $130,160 against no revenues.  The increase in operating expenses is attributable to general and administrative costs.

Financial Condition, Liquidity and Capital Resources

At April 30, 2009, our total assets were $6,183,which consisted of cash of $6,183.

At April 30, 2009, our total current liabilities were $53,080.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at April 30, 2009 is $6,183.

For the nine months ended April 30, 2009, we had a net loss of $38,367, which primarily consisted of general and administrative expenses of $36,363 and interest expenses of $2,004.

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

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2010 we plan to expend a total of approximately $140,000 in respect of acquiring new  mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending April 30, 2010.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. For the year ended July 31, 2006 we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This allowed us to complete Phase 1 of our proposed exploration program.  We will not undertake Phase 2 unless we obtain additional funding.   We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending April 30, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations: acquiring new properties	$140,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2010.

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

We have incurred losses of $130,160 from March 18, 2004 (inception) through April 30, 2009.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB filed November 13, 2008 for the fiscal year ended July 31, 2008, raised substantial doubt about our ability to continue as a going concern. The explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

We have incurred a net loss of $38,367 for the nine months ended April 30, 2009.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $130,160. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, one of our officer and directors own a total of 2,000,000 shares of stock, which is 75% of the issued and outstanding number of shares, as of April 30, 2009. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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
Date: June 14, 2009