Form 10-K
period 2009-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2009-11-13
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  July 31, 2009

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  333-119546

VICTORY EAGLE RESOURCES CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 Atlas Toronto, Ontario	M6C 3P4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (416) 720-9256

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “VERC”. Based on the last sale price of our shares of $0.10, our aggregate market value is $261,025.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,733,940  common shares issued and outstanding as of October 31, 2009.

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

During the year ended July 31, 2009, all mineral property options owned by the Company expired.  An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending July 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending July 31, 2010.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of July 31, 2009 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for:

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

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended July 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $135,032. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

We have no known ore reserves.  We have not identified any gold on the property and we cannot guarantee that we will ever find any gold.  We did not rely upon any expert advice in selecting a prospective property for the exploration.  Even if we find that there is gold on a property, we cannot guarantee that we will be able to recover the gold.  Even if we recover the gold, we cannot guarantee that we will make a profit.  If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material.  If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration.  Because we may have to limit our exploration, we may not find mineralized material, although a property we acquire may contain mineralized material.  If we do not find mineralized material, we will cease operations.

Ludvik Rolin, our  former director, owns a total of 2,000,000 shares of our company. He may sell some of his shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Ludvik Rolin, our  former officer and director, owns a total of 2,000,000 shares of stock, which is 73 % of the issued and outstanding number of shares, as of October 15, 2009. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 2.  Description of Property.

Our administrative mailing office is located at 133 Atlas Toronto, Ontario M6C 3P4.  We currently do not have any exploration properties.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2009.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of October 31, 2009 there were 46 shareholders and 2,733,940 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares.  All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements
Over the twelve months ending July 31, 2010 we plan to expend a total of approximately $140,000 in respect of acquiring new  mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending July 31, 2010.

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

Over the twelve months ending July 31, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

At July 31, 2009, we had a working capital deficit of $51,769 compared to working capital deficit of $30,768 at July 31, 2008.

At July 31, 2009, our total assets of $4,034 which consists of only cash. This compares with our assets at July 31, 2008 of $17,918 which consisted of cash and mineral property.

At July 31, 2009, our total liabilities were $55,803 compared to our liabilities of $42,186 as at July 31, 2008.

We have had no revenues from inception. There is currently insufficient capital to explore and develop our mineral properties. We raised $56,025 from our SB-2 offering which we closed on November 30, 2005.  A former director, Ludvik Rolin has loaned us funds.  Mr. Rolin has loaned us $26,500 for the partial payment of costs associated with the SB-2 offering and for general and administrative expenses.  If we do not successfully raise $150,000, we will not be able to fully implement our exploration program unless we obtain additional financing either through a private placement or shareholder loan.  There is no guarantee we will be able to do this.

We have no long-term debt, other than the $26,500 owing to our former director, Ludvik Rolin.

Results of Operations.

We posted losses of $43,239 for the year ending July 31, 2009, losses of $16,116 for the year ended July 31, 2008, and losses of $135,032 since inception to July 31, 2009. Operating expenses for the year ending July 31, 2009 were $40,567 compared to the year ending July 31, 2008 that were $13,459.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2010.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on the audited financial statements for the year ended July 31, 2009, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.-

Recently Issued Accounting Standards

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

We have historically incurred losses, and through July 31, 2009 have incurred losses of $135,032 from our inception.   During this period, we have successfully raised $56,025 from an  SB-2 offering. On August 18, 2008, we closed a private placement of 78,690 common shares for gross proceeds of $15,738.

We issued the common shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Item 8.  Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated November 3, 2009

Balance Sheets as at July 31, 2009 and 2008

Statements of Operations for each of the years ended July 31, 2009 and 2008 and for the period from March 18, 2004 (inception) to July 31, 2009

Statements of Changes in Stockholders' Equity (Deficit) for the period from March 18, 2004 (inception) to July 31, 2009

Statements of Cash Flows for each of the years ended July 30, 2009 and 2008 and for the period from March 18, 2004 (inception) to July 31, 2009

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Victory Eagle Resources Corp.
Vancouver, British Columbia

We have audited the accompanying balance sheets of Victory Eagle Resources Corp. (the “Company”) as of July 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from March 18, 2004 (inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from March 18, 2004 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, TX
November 3, 2009

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31, 2009	July 31, 2008
ASSETS
Current assets
Cash	$4,034	$11,418
Total current assets	4,034	11,418
Mineral property rights	-	6,500
Total assets	$4,034	$17,918
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$15,225	$4,280
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	14,078	11,406
Total current liabilities	55,803	42,186
Total liabilities	55,803	42,186

Contingencies
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 and 2,655,250 shares issued and outstanding at July 31, 2009 and 2008 respectively	2,734	2,655
Additional paid-in capital	80,529	64,870
Deficit accumulated during the exploration stage	(135,032)	(91,793)
Total stockholders' deficit	(51,769)	(24,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,034	$17,918

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2009 and 2008
and the Period From March 18, 2004 (Inception) through July 31, 2009

	Year Ended July 31, 2009	Year Ended July 31, 2008	Inception through July 31, 2009
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	40,567	13,459	111,454
Operating loss	(40,567)	(13,459)	(120,954)
Interest expense	(2,672)	(2,657)	(14,078)
Net loss	$(43,239)	$(16,116)	$(135,032)
Net loss per share:
Basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	2,730,059	2,646,766

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2004 (Inception) through July 31, 2009

	Common Stock
	Shares	Amount	Additional paid in capital	Deficit	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$-	$-	$2,000
Net loss	-	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	-	(24,403)	(22,403)
Net loss	-	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	2,000	-	(37,280)	(35,280)
Issuance of common stock for cash	560,250	560	55,465	-	56,025
Net loss	-	-	-	(15,423)	(15,423)
Balance, July 31, 2006	2,560,250	2,560	55,465	(52,703)	5,322
Issuance of common stock for exploration cost	50,000	50	4,950	-	5,000
Net loss	-	-	-	(22,974)	(22,974)
Balance, July 31, 2007	2,610,250	2,610	60,415	(75,677)	(12,652)
Issuance of common stock for mineral property option	45,000	45	4,455	-	4,500
Net loss	-	-	-	(16,116)	(16,116)
Balance, July 31, 2008	2,655,250	2,655	64,870	(91,793)	(24,268)
Issuance of common stock for cash	78,690	79	15,659	-	15,738
Net loss	-	-	-	(43,239)	(43,239)
Balance, July 31, 2009	2,733,940	$2,734	$80,529	$(135,032)	$(51,769)

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2009 and 2008
And Period from March 18, 2004 (Inception) through July 31, 2009

	Year Ended	Year Ended	Inception Through
	July 31, 2009	July 31, 2008	July 31, 2009
CASH FLOWS FROM OPERATINGACTIVITIES
Net loss	$(43,239)	$(16,116)	$(135,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	6,500	-	11,500
Net change in:
Accounts payable and accrued liabilities	10,945	1,405	15,225
Accrued interest on shareholder notes payable	2,672	2,657	14,078
NET CASH USED IN OPERATING ACTIVITIES	(23,122)	(12,054)	(94,229)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	(2,000)	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	(2,000)	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	15,738	-	73,763
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,738	-	100,263
NET CHANGE IN CASH	(7,384)	(14,054)	4,034
Cash, beginning of period	11,418	25,472	-
Cash, end of period	$4,034	$11,418	$4,034
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$4,500	$9,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Victory Eagle Resources Corp. (the "Company") was incorporated on March 18, 2004 under the laws of Nevada with a fiscal year end of July 31. The Company is in the business of acquisition and exploration of gold in British Columbia, Canada. In October, 2008 the Company was listed on the OTC Bulletin Board under the symbol VERC.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

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

Recent Accounting Pronouncements

During the year ended July 31, 2009 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of fiscal 2009, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the year ended July 31, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not yet adopted)

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will not have a material impact on our financial condition, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $43,239 for the year ended July 31, 2009, and a cumulative loss of $135,032 since its inception on March 18, 2004. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In July 2004, the former president, who is still a shareholder, of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the Company to mine these claims. As of July 31, 2009 the claims were still in the former President’s name. The claims are expected to be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 5 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of the Company, loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of July 31, 2009, the interest accrued on the loan is $14,078. The note payable and accrued interest are payable on demand.

NOTE 6 – MINERAL PRORTY RIGHTS

During the year ended July 31, 2009, the Company was unable to comply with the terms of its mineral property rights agreements and the options expired.  As a result, an impairment charge of $6,500 was recorded in general and administrative expense.

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

The provision for refundable Federal income tax consists of the following:

	July 31, 2009	July 31, 2008
Federal income tax attributable to:
Current operations	$14,700	$5,400
Less, change in valuation allowance	(14,700)	(5,400)
Net amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2009	July 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$45,650	$30,950
Less, valuation allowance	(45,650)	(30,950)
Net deferred tax asset	$-	$-

As of July 31, 2009, the Company had an unused net operating loss carryover approximating $135,000 that is available to offset future taxable income, and expires beginning in 2024.

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

In August 18, 2008, the Company issued 78,690 common shares for total cash proceeds of $15,738.

NOTE 9-SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, November 3, 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of July 31, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended July 31, 2009. As a result of this assessment, management concluded that, as of and for the year ended July 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of and for the year and quarter ended July 31, 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2009, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ludvik Rolin	Director, President, Secretary and Treasurer	38	March 18, 2004 June 15, 2009-resigned
Kelly Dodge	Director, President, Secretary and Treasurer	30	April 22, 2004-Director June 15, 2009-Executive Officer

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ludvik Rolin

Mr. Rolin became a director, our President, Secretary and Treasurer on March 18, 2004.  He resigned as President, Secretary, Treasurer and Director on June 15, 2009.

Mr. Rolin is a qualified Free Miner in the Province of British Columbia.  Mr. Rolin has no other relevant professional training or technical credentials in the exploration, development or operation of metal mines.

Since 1990 Mr. Rolin has been a health care worker at Lion’s Gate Hospital in North Vancouver, British Columbia.

Kelly Dodge

Mr. Dodge became a director on April 22, 2004.   He became our President, Secretary and Treasurer on June 15, 2009.

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

Our Audit Committee is currently made up of  Kelly Dodge.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on October 22, 2005.

Our Nominating and Corporate Governance Committee is currently made up of  Kelly Dodge.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on October 22, 2005.

Our Compensation Committee is currently made up of Kelly Dodge.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on October 22, 2005.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2009, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Victory Eagle Resources Corp., 133 Atlas Toronto, Ontario M6C 3P4

Audit Committee Financial Expert

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

Item 11.  Executive Compensation.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2009.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2009.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2009.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at October 15, 2009, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ludvik Rolin 1559 Rupert, North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	73%
Directors and Executive Officer as a Group	2,000,000 common shares	0%

(1)
Based on 2,733,9400 shares of common stock issued and outstanding as of October 31, 2009.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 14.  Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

(10)	Material Contracts

10.1	Loan Agreement dated April 12th, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

14.1	Code of Business Conduct and Ethics

(31)	Section 302 Certification

31.1*	Certification of Kelly Dodge

(32)	Section 906 Certification

32.1*	Certification of Kelly Dodge

* Filed herein

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 were estimated to be $5,000.

Audit Related Fees

For the fiscal year ended July 31, 2009, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $4,500.

Tax Fees

For the fiscal year ended July 31, 2009, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

VICTORY EAGLE RESOURCES CORP.

By:
Kelly Dodge, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  October 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Kelly Dodge	President, Secretary and Treasurer Director	October 31, 2009