Form 10-Q
period 2009-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2009-12-21
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-52308

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

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

2,733,940 common shares issued and outstanding as of December 15, 2009

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ X] No [   ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	October 31, 2009	July 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$2,599	$4,034
Total current assets	2,599	4,034
Total assets	$2,599	$4,034
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$18,600	$15,225
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	14,746	14,078
Total current liabilities	59,846	55,803
Total liabilities	59,846	55,803
STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 shares issued and outstanding at October 31 and July 31, 2009	2,734	2,734
Additional paid-in capital	80,529	80,529
Deficit accumulated during the exploration stage	(140,510)	(135,032)
Total stockholders' deficit	(57,247)	(51,769)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,599	$4,034

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2009 and 2008
and from March 18, 2004 (Inception) through October 31, 2009
(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2009	2008	2009
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	4,810	11,252	116,264
Operating loss	(4,810)	(11,252)	(125,764)
Interest expense	(668)	(668)	(14,746)
Net loss	(5,478)	(11,920)	(140,510)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,733,940	2,681,765

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2009 and 2008
And Period from March 18, 2004 (Inception) through October 31, 2009
(Unaudited)

	Three	Three
	Months	Months	Inception
	Ended	Ended	Through
	October 31,	October 31,	October 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,478)	$(11,920)	$(140,510)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment of mineral property rights	-	6,500	11,500
Net change in:
Prepaid expenses	-	(10,000)	-
Accounts payable and accrued liabilities	3,375	2,580	18,600
Accrued interest on shareholder notes payable	668	668	14,746
NET CASH USED IN OPERATING ACTIVITIES	(1,435)	(12,172)	(95,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	-	15,738	73,763
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	15,738	100,263
NET CHANGE IN CASH	(1,435)	3,566	2,599
Cash, beginning of period	4,034	11,418	-
Cash, end of period	$2,599	$14,984	$2,599
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$4,500	$9,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued December 18, 2009.

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, the former president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the company to mine these claims. As of October 31, 2009 the claims were still in the former President’s name. The claims are expected to be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of October 31, 2009, the interest accrued on the loan is $14,746. The note payable and accrued interest are payable on demand.

NOTE 4- SUBSEQUENT EVENT

On December 10, 2009 the Company received $20,000 for subscriptions for 200,000 shares at $0.10 per share. The shares have not been issued.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2010.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties. As of October 31, 2009 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for:

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

Three Months Ended October 31, 2009 and 2008

During the three months ended October 31, 2009, operating expenses totaled $4,810 and we experienced a net loss of $5,478 against no revenues. During the three months ended October 31, 2008, operating expenses totaled $11,252, and we experienced a net loss of $11,920. From inception to October 31, 2009, our operating expenses total $125,764 and we experienced a net loss of $140,510 against no revenues.

Financial Condition, Liquidity and Capital Resources

At October 31, 2009, our total assets were $2,599,which consisted of cash of $2,599.

At October 31, 2009, our total current liabilities were $59,846.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at October 31, 2009 is $2,599.

For the three months ended October 31, 2009, we had a net loss of $5,478, which primarily consisted of general and administrative expenses of $4,810 and interest expenses of $668.

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

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2010 we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending October 31, 2010.

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

On December 10, 2009 the Company received $20,000 for subscriptions for 200,000 shares at $0.10 per share. The shares have not been issued.

Over the twelve months ending October 31, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations: acquiring new properties	$140,000
Working Capital	10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2010.

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

We have incurred losses of $140,510 from March 18, 2004 (inception) through October 31, 2009.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K filed November 13, 2009 for the fiscal year ended July 31, 2009, raised substantial doubt about our ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There have been no changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have incurred a net loss of $5,478 for the three months ended October 31, 2009. There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended July 31, 2009, which are included in our annual report on Form 10-K.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $140,510. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, a former officer and one of our directors owns a total of 2,000,000 shares of our company. He may sell some of his shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Ludvik Rolin, a former officer and directors own a total of 2,000,000 shares of stock, which is 73% of the issued and outstanding number of shares, as of October 31, 2009. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Volatility of Stock Price.

Our common shares are not currently publicly traded. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond control. In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2009 the Company received $20,000 for subscriptions for 200,000 shares at $0.10 per share. The shares have not been issued

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

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Kelly Dodge

(32) Section 906 Certification

32.1 Certification of Kelly Dodge

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY EAGLE RESOURCES CORP.

By: /s/ Kelly Dodge
Kelly Dodge, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 18, 2009