Form 10-Q
period 2010-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2010-03-22
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2010__________

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

2,733,940 common shares issued and outstanding as of March 15, 2010

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  X] No [ ]

Item 1. Financial Statements

Our financial statements are stated in United States D ollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2010 (Unaudited)	July 31, 2009
ASSETS
Current assets
Cash	$10,998	$4,034
Prepaid expenses	4,400	-
Total current assets	15,398	4,034
Total assets	$15,398	$4,034
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,720	$15,225
Note payable - shareholder	26,500	26,500
Accrued interest on shareholder note payable	15,414	14,078
Total current liabilities	45,634	55,803
Total liabilities	45,634	55,803
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 shares issued and outstanding at January 31, 2010 and July 31, 2009	2,734	2,734
Additional paid-in capital	116,629	80,529
Deficit accumulated during the exploration stage	(149,599)	(135,032)
Total stockholders' deficit	(30,236)	(51,769)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,398	$4,034

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended January 31, 2010 and 2009
and from March 18, 2004 (Inception) through January 31, 2010
 (Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2010	2009	2010	2009	2010
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	8,421	22,748	13,231	34,000	124,685
Operating loss	(8,421)	(22,748)	(13,231)	(34,000)	(134,185)
Interest expense	(668)	(668)	(1,336)	(1,336)	(15,414)
Net loss	(9,089)	(23,416)	(14,567)	(35,336)	(149,599)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	2,733,940	2,733,940	2,733,940	2,707,853

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2010 and 2009
And Period from March 18, 2004 (Inception) through January 31, 2010
 (Unaudited)

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Inception Through January 31, 2010
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(14,567)	$(35,336)	$(149,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	6,500	11,500
Net change in:
Prepaid expenses	(4,400)	-	(4,400)
Accounts payable and accrued liabilities	(11,505)	6,545	3,720
Accrued interest on shareholder notes payable	1,336	1,336	15,414
NET CASH USED IN OPERATING ACTIVITIES	(29,136)	(20,955)	(123,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	36,100	15,738	109,863
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,100	15,738	136,363
NET CHANGE IN CASH	6,964	(5,217)	10,998
Cash, beginning of period	4,034	11,418	-
Cash, end of period	$10,998	$6,201	$10,998
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$-	$9,500

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

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, the president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the company to mine these claims. As of January 31, 2010 the claims were still in the President’s name. The claims are expected to be transferred to the Company at the shareholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of January 31, 2010, the interest accrued on the loan is $15,414. The note payable and accrued interest are payable on demand.

NOTE 4 – SHARE CAPITAL

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares have not been issued.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2011.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of January 31, 2010 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for:

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

Three Months Ended January 31, 2010 and 2009

During the three months ended January 31, 2010, operating expenses totaled $8,421 and we experienced a net loss of $9,089 against no revenues. During the three months ended January 31, 2009, operating expenses totaled $22,748, and we experienced a net loss of $23,416. From inception to January 31, 2010, our operating expenses total $134,185 and we experienced a net loss of $149,599 against no revenues.

Six Months Ended January 31, 2010 and 2009

During the six months ended January 31, 2010, operating expenses totaled $13,231 and we experienced a net loss of $14,567 against no revenues. During the six months ended January 31, 2009, operating expenses totaled $34,000, and we experienced a net loss of $35,336. From inception to January 31, 2010, our operating expenses total $134,185 and we experienced a net loss of $149,599 against no revenues.

Financial Condition, Liquidity and Capital Resources

At January 31, 2010, our total assets were $15,398,which consisted of cash of $10,998 and prepaid expenses of $4,400.

At January 31, 2010, our total current liabilities were $45,634.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at January 31, 2010 is $10,998.

For the six months ended January 31, 2010, we had a net loss of $14,567, which primarily consisted of general and administrative expenses of $13,231 and interest expenses of $1,336.

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

Plan of Operation

Cash Requirements

Over the twelve months ending January 31, 2011 we plan to expend a total of approximately $140,000 in respect of acquiring new  mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending January 31, 2011.

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

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares have not been issued.

Over the twelve months ending January 31, 2011 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations: acquiring new properties	$140,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2011.

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

We have incurred losses of $149,599 from March 18, 2004 (inception) through January 31, 2010.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

We have incurred a net loss of $14,567 for the six months ended January 31, 2010.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $149,599. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, a former officer and director owns a total of 2,000,000 shares of our company. He may sell some of his shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Ludvik Rolin, a former officer and director own a total of 2,000,000 shares of stock, which is 73% of the issued and outstanding number of shares, as of January 31, 2010. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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
Date: March 22, 2010