Form 10-Q
period 2010-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2010-06-14
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2010

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

2,733,940 common shares issued and outstanding as of June 14, 2010

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  X] No [ ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	April 30, 2010 (Unaudited)	July 31, 2009
ASSETS
Current assets
Cash	$6,251	$4,034
Prepaid expenses	3,950	-
Total current assets	10,201	4,034
Total assets	$10,201	$4,034
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,645	$15,225
Note payable - stockholder	26,500	26,500
Accrued interest on stockholder note payable	16,082	14,078
Total current liabilities	48,227	55,803
Total liabilities	48,227	55,803
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 shares issued and outstanding at April 30, 2010 and July 31, 2009	2,734	2,734
Additional paid-in capital	116,629	80,529
Deficit accumulated during the exploration stage	(157,389)	(135,032)
Total stockholders' deficit	(38,026)	(51,769)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,201	$4,034

See accompanying  notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2010 and 2009
and from March 18, 2004 (Inception) through April 30, 2010
 (Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		Inception Through April 30,
	2010	2009	2010	2009	2010
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	7,122	2,363	20,353	36,363	131,807
Operating loss	(7,122)	(2,363)	(20,353)	(36,363)	(141,307)
Interest expense	(668)	(668)	(2,004)	(2,004)	(16,082)
Net loss	(7,790)	(3,031)	(22,357)	(38,367)	(157,389)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	2,733,940	2,733,940	2,733,940	2,716,357

See accompanying  notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2010 and 2009
And Period from March 18, 2004 (Inception) through April 30, 2010
 (Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Inception Through April 30, 2010
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(22,357)	$(38,367)	$(157,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	6,500	11,500
Net change in:
Prepaid expenses	(3,950)	-	(3,950)
Accounts payable and accrued liabilities	(9,580)	8,890	5,645
Accrued interest on stockholder notes payable	2,004	2,004	16,082
NET CASH USED IN OPERATING ACTIVITIES	(33,883)	(20,973)	(128,112)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholder	-	-	26,500
Proceeds from sale of common stock	36,100	15,738	109,863
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,100	15,738	136,363
NET CHANGE IN CASH	2,217	(5,235)	6,251
Cash, beginning of period	4,034	11,418	-
Cash, end of period	$6,251	$6,183	$6,251
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$-	$9,500

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

In April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As of April 30, 2010, the interest accrued on the loan is $16,082. The note payable and accrued interest are payable on demand.

NOTE 3 – SHARE CAPITAL

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2011.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of April 30, 2010 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

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

Three Months Ended April 30, 2010 and 2009

During the three months ended April 30, 2010, operating expenses totaled $7,122 and we experienced a net loss of $7,790 against no revenues. During the three months ended April 30, 2009, operating expenses totaled $2,363, and we experienced a net loss of $3,031. From inception to April 30, 2010, our operating expenses total $141,307 and we experienced a net loss of $157,389 against no revenues.

Nine Months Ended April 30, 2010 and 2009

During the nine months ended April 30, 2010, operating expenses totaled $20,353 and we experienced a net loss of $22,357 against no revenues. During the nine months ended April 30, 2009, operating expenses totaled $36,363, and we experienced a net loss of $38,367. From inception to April 30, 2010, our operating expenses total $141,307 and we experienced a net loss of $157,389 against no revenues.

Financial Condition, Liquidity and Capital Resources

At April 30, 2010, our total assets were $10,201,which consisted of cash of $6,251 and prepaid expenses of $3,950.

At April 30, 2010, our total current liabilities were $48,227.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at April 30, 2010 is $6,251.

For the nine months ended April 30, 2010, we had a net loss of $22,357, which primarily consisted of general and administrative expenses of $20,353 and interest expenses of $2,004.

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

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2011 we plan to expend a total of approximately $140,000 in respect of acquiring new  mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending April 30, 2011.

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

Over the twelve months ending April 30, 2011 we intend to use all available funds to commence exploration of our mineral properties, as follows if we are successfully able to raise funds:

Estimated Funding Required During the Next Twelve Months

Operations: acquiring new properties	$140,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2011.

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

We have incurred losses of $157,389 from March 18, 2004 (inception) through April 30, 2010.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

We have incurred a net loss of $22,357 for the nine months ended April 30, 2010.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $157,389. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

●	Our ability to locate a profitable resource property;
●	Our ability to generate revenues; and
●	Our ability to reduce exploration costs.

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

Ludvik Rolin, a former officer and director, owns a total of 2,000,000 shares of stock, which is 73% of the issued and outstanding number of shares, as of April 30, 2010. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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
Date: June 14, 2010