Form 10-K
period 2010-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2010-11-15
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-52308

VICTORY EAGLE RESOURCES CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 Atlas Toronto, Ontario	M6C 3P4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (416) 720-9256

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “VERC”. Based on the last sale price of our shares in October 2010 $0.10, our aggregate market value is $273,394.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,733,940 common shares issued and outstanding as of October 31, 2010.

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501, and our business office is located at 133 Atlas, Toronto, Ontario M6C 3P4.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests. . We do not currently have any properties. We are actively pursuing an acquisition of a resource property.

During the year ended July 31, 2009, all mineral property options owned by the Company expired. An impairment charge of $6,500 was recorded to reflect this, and is included in general and administrative expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending July 31, 2011

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending July 31, 2011.

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

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials in the near future. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties. As of July 31, 2010 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for:

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $162,902. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin our former director owns a total of 2,000,000 shares of our company. He may sell some of his shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Ludvik Rolin, our former officer and director own a total of 2,000,000 shares of stock, which is 73 % of the issued and outstanding number of shares, as of October 15, 2010. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 4.        Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2010.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of October 31, 2010 there were 46 shareholders and 2,733,940 shares outstanding.

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

Plan of Operations

Cash Requirements

Over the twelve months ending July 31, 2011, we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending July 31, 2011.

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

Over the twelve months ending July 31, 2011 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

At July 31, 2010, we had a working capital deficit of $43,539 compared to a working capital deficit of $51,769 at July 31, 2009.

At July 31, 2010, our total assets of $6,931 which consists of cash and prepaid expenses. This compares with our assets at July 31, 2009 of $4,034 which consisted of cash.

At July 31, 2010, our total liabilities were $50,470 compared to our liabilities of $55,803 as at July 31, 2009.

We have had no revenues from inception. There is currently insufficient capital to acquire mineral properties. A former director, Ludvik Rolin has loaned us funds. Mr. Rolin has loaned us $26,500 for the partial payment of costs associated with general and administrative expenses. If we do not successfully raise $150,000, we will not be able to fully implement our exploration program unless we obtain additional financing either through a private placement or shareholder loan. There is no guarantee we will be able to do this.

We have no notes payable or long-term debt, other than the $26,500 owing to our former director, Ludvik Rolin, and associated $16,750 in accrued interest.

Results of Operations.

We posted losses of $27,870 for the year ending July 31, 2010, losses of $43,239 for the year ended July 31, 2009, and losses of $162,902 since inception to July 31, 2010. Operating expenses for the year ending July 31, 2010 were $25,198 compared to the year ending July 31, 2009 that were $40,567.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited financial statements for the year ended July 31, 2010, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through July 31, 2010 have incurred losses of $162,902 from our inception. During this period, we have successfully raised $56,025 from an SB-2 offering. On August 18, 2008, we closed a private placement of 78,690 common shares for gross proceeds of $15,738.

We issued the common shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933.Because of these historical losses, we will require additional working capital to develop our business operations.

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

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Victory Eagle Resources Corp.
(An exploration stage company)
Toronto, Ontario

We have audited the accompanying balance sheets of Victory Eagle Resources Corp. (the “Company”) as of July 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from March 18, 2004 (inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from March 18, 2004 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
November 11, 2010

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31, 2010	July 31, 2009
ASSETS
Current assets
Cash	$3,381	$4,034
Prepaid expenses	3,550	-
Total current assets	6,931	4,034
Total assets	$6,931	$4,034
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,220	$15,225
Note payable - stockholder	26,500	26,500
Accrued interest on stockholder note payable	16,750	14,078
Total current liabilities	50,470	55,803
Total liabilities	50,470	55,803
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,733,940 shares issued and outstanding at July 31, 2010 and 2009	2,734	2,734
Additional paid-in capital	116,629	80,529
Deficit accumulated during the exploration stage	(162,902)	(135,032)
Total stockholders' deficit	(43,539)	(51,769)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,931	$4,034

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2010 and 2009
and the Period From March 18, 2004 (Inception) through July 31, 2010

	Year Ended	Year Ended	Inception through
	July 31, 2010	July 31, 2009	July 31, 2010
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	25,198	40,567	136,652
Operating loss	(25,198)	(40,567)	(146,152)
Interest expense	(2,672)	(2,672)	(16,750)
Net loss	$(27,870)	$(43,239)	$(162,902)
Net loss per share:
Basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	2,733,940	2,730,059

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2004 (Inception) through July 31, 2010

	Common Stock		Additional
			paid in
	Shares	Amount	capital	Deficit	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$-	$-	$2,000
Net loss	-	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	-	(24,403)	(22,403)
Net loss	-	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	2,000	-	(37,280)	(35,280)
Issuance of common stock for cash	560,250	560	55,465	-	56,025
Net loss	-	-	-	(15,423)	(15,423)
Balance, July 31, 2006	2,560,250	2,560	55,465	(52,703)	5,322
Issuance of common stock for exploration cost	50,000	50	4,950	-	5,000
Net loss	-	-	-	(22,974)	(22,974)
Balance, July 31, 2007	2,610,250	2,610	60,415	(75,677)	(12,652)
Issuance of common stock for mineral property option	45,000	45	4,455	-	4,500
Net loss	-	-	-	(16,116)	(16,116)
Balance, July 31, 2008	2,655,250	2,655	64,870	(91,793)	(24,268)
Issuance of common stock for cash	78,690	79	15,659	-	15,738
Net loss	-	-	-	(43,239)	(43,239)
Balance, July 31, 2009	2,733,940	2,734	80,529	(135,032)	(51,769)
Subscription received for shares to be issued	-	-	36,100	-	36,100
Net loss	-	-	-	(27,870)	(27,870)
Balance, July 31, 2010	2,733,940	$2,734	$116,629	$(162,902)	$(43,539)

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2010 and 2009
And Period from March 18, 2004 (Inception) through July 31, 2010

	Year Ended	Year Ended	Inception
			through
	July 31,	July 31,	July 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,870)	$(43,239)	$(162,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	6,500	11,500
Net change in:
Prepaid expenses	(3,550)	-	(3,550)
Accounts payable and accrued liabilities	(8,005)	10,945	7,220
Accrued interest on stockholder notes payable	2,672	2,672	16,750
NET CASH USED IN OPERATING ACTIVITIES	(36,753)	(23,122)	(130,982)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - stockholder	-	-	26,500
Proceeds from sale of common stock	36,100	15,738	109,863
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,100	15,738	136,363
NET CHANGE IN CASH	(653)	(7,384)	3,381
Cash, beginning of period	4,034	11,418	-
Cash, end of period	$3,381	$4,034	$3,381
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$-	$9,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Victory Eagle Resources Corp. (the "Company") was incorporated on March 18, 2004 under the laws of Nevada with a fiscal year end of July 31. The Company is in the business of acquisition and exploration of gold projects. On October, 2008 the Company listed on the OTC Bulletin Board under the symbol VERC.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Exploration Stage company

The Company complies with Accounting Standards Codification (ASC) 915 “Development Stage Entities” in its characterization of the Company as an exploration stage enterprise.

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

Mineral Interests

Mineral property acquisition costs are initially capitalized when purchased. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

Recent Accounting Pronouncements

During the year ended July 31, 2010 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

ASC 820. In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of ASC 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted ASC 820 for the Company’s financial assets and liabilities in the first quarter of fiscal 2009, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

ASC 855. In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted ASC 855 in the year ended July 31, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

ASC 105. In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 in the year ended July 31, 2010; this adoption did not have any impact on our financial condition, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $27,870 for the year ended July 31, 2010, and a cumulative loss of $162,902 since its inception on March 18, 2004. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In July 2004, the president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the company to mine these claims. As of July 31, 2010 the claims were still in the former President’s name. The claims are no longer current and have lapsed.

NOTE 5 - NOTE PAYABLE - STOCKHOLDER

In April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at July 31, 2010, the interest accrued on the loan is $16,750. The note payable and accrued interest are payable on demand.

NOTE 6 - MINERAL PROPERTY RIGHTS

During the year ended July 31, 2009, the Company was unable to comply with the terms of its mineral property rights agreements and the options expired. As a result, an impairment charge of $6,500 was recorded in general and administrative expense during the year ended July 31, 2009.

NOTE 7 - INCOME TAXES

The Company follows Accounting Standards Codification 740 (ASC 740), “Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	July 31, 2010	July 31, 2009
Federal income tax provision (benefit) attributable to:
Current operations	$9,400	$14,700
Less, change in valuation allowance	(9,400)	(14,700)
Net provision (benefit)	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2010	July 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$55,000	$45,650
Less, valuation allowance	(55,000)	(45,650)
Net deferred tax asset	$-	$-

As at July 31, 2010, the Company had an unused net operating loss carryover approximating $163,000 that is available to offset future taxable income, and expires beginning in 2024.

NOTE 8 - COMMON STOCK

In March 2004, the Company issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

In January 2006, the Company issued 560,250 shares of stock for total cash proceeds of $56,025.

In April 2007, the Company issued 50,000 shares as partial consideration for acquiring a property option valued at $5,000.

In October 2007, the Company issued 45,000 shares as consideration for acquiring a property option valued at $4,500.

In August 18, 2008, the Company issued 78,690 common shares for total cash proceeds of $15,738.

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares have not been issued.

NOTE 9-SUBSEQUENT EVENT

In October 2010, the Company received $27,000 ($3,000 subscription receivble) for subscriptions for 300,000 shares at $0.10 per share. The shares have not been issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

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

As of July 31, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2010. As a result of this assessment, management concluded that, as of July 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2010, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

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

On March 19, 2004, we issued a total of 2,000,000 shares of restricted common stock to Mr. Rolin, a former officer and director of our company for subscription proceeds of $2,000. On April 12, 2004, Mr. Rolin loaned us $26,500 for the partial payment of offering expenses and general administrative expenses. The loan bears interest at a rate of 10% per annum and is not convertible into shares of the Company. Under the terms of the loan agreement, Mr. Rolin was entitled to repayment if the company raised a minimum of $50,000 in our SB-2 offering. The company successfully raised this amount, however, Mr. Rolin waived his right to repayment. The loan is now repayable upon demand.

Mr. Rolin has indicated that he may loan us additional funds, as needed, to pay administrative costs and for operating capital. We do not, however, have any formal agreement from Mr. Rolin to provide such funding.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2010, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

We believe that the member of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2010.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2010.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at October 31, 2010, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ludvik Rolin 1559 Rupert, North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	73%
Directors and Executive Officer as a Group	0%	0%

(1)

Based on 2,733,940 shares of common stock issued and outstanding as of October 31, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Item 14.      Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 were estimated to be $6,000.

Audit Related Fees

For the fiscal year ended July 31, 2010, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $5,595.

Tax Fees

For the fiscal year ended July 31, 2010, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Item 15.      Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed October 5, 2004).

(10)	Material Contracts

10.1	Loan Agreement dated April 12, 2004 (incorporated by reference from our Registration Statement on Form SB-2, filed on October 5, 2004).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics

(31)	Section 302 Certification

31.1	Certification of Kelly Dodge

(32)	Section 906 Certification

32.1	Certification of Kelly Dodge

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY EAGLE RESOURCES CORP.

By: /s/ Kelly Dodge
Kelly Dodge, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelly Dodge
Kelly Dodge	President, Secretary and Treasurer	November 15, 2010
Director