Form 10-Q
period 2010-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2010-12-20
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2010

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
(647) 238-7383
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

3,394,940 common shares issued and outstanding as of December 20, 2010

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  X] No [ ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	October 31, 2010	July 31, 2010
ASSETS	(Unaudited)
Current assets
Cash	$381	$3,381
Prepaid expenses	7,580	3,550
Total current assets	7,961	6,931
Total assets	$7,961	$6,931
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,480	$7,220
Note payable - stockholder	26,500	26,500
Accrued interest on stockholder note payable	17,418	16,750
Total current liabilities	45,398	50,470
Total liabilities	45,398	50,470
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized; 2,733,940 shares issued and outstanding at October 31 and July 31, 2010	2,734	2,734
Additional paid-in capital	146,629	116,629
Subscription receivable	(18,000)	-
Deficit accumulated during the exploration stage	(168,800)	(162,902)
Total stockholders' deficit	(37,437)	(43,539)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,961	$6,931

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2010 and 2009
and the Period from March 18, 2004 (Inception) through October 31, 2010
(Unaudited)

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Inception through October 31, 2010
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	5,230	4,810	141,882
Operating loss	(5,230)	(4,810)	(151,382)
Interest expense	(668)	(668)	(17,418)
Net loss	(5,898)	(5,478)	(168,800)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,733,940	2,730,059

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2010 and 2009
and the Period from March 18, 2004 (Inception) through October 31, 2010
(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2010	October 31, 2009	October 31, 2010
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(5,898)	$(5,478)	$(168,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	(4,030)	-	(7,580)
Accounts payable and accrued liabilities	(5,740)	3,375	1,480
Accrued interest on stockholder notes payable	668	668	17,418
NET CASH USED IN OPERATING ACTIVITIES	(15,000)	(1,435)	(145,982)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - stockholder	-	-	26,500
Proceeds from sale of common stock	12,000	-	121,863
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	-	148,363
NET CHANGE IN CASH	(3,000)	(1,435)	381
Cash, beginning of period	3,381	4,034	-
Cash, end of period	$381	$2,599	$381
SUPPLEMENTAL DISCLOSURES
Non-cash transactions
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$18,000	$-	$18,000

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, the president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the company to mine these claims. As of October 31, 2010 the claims were still in the President’s name. The claims are expected to be transferred to the Company at the stockholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - STOCKHOLDER

During April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at October 31, 2010, the interest accrued on the loan is $17,418. The note payable and accrued interest are payable on demand.

NOTE 4 - COMMON STOCK

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010.

During the three months ended October 31, 2010 the Company received $12,000 (in addition to an $18,000 subscription receivable) for subscriptions for 300,000 shares at $0.10 per share. The shares were issued on December 16, 2010.

NOTE 5 – SUBSEQUENT EVENT

During November 2010 the Company received $15,000 of the $18,000 subscription receivable.

On December 16, 2010 the Company issued 661,000 shares for subscriptions received prior to October 31, 2010.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2011.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of October 31, 2010 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

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

Three Months Ended October 31, 2010 and 2009

During the three months ended October 31, 2010, operating expenses totaled $5,230 and we recorded a net loss of $5,898 against no revenues. During the three months ended October 31, 2009, operating expenses totaled $4,810, and we recorded a net loss of $5,478. From inception to October 31, 2010, our operating expenses total $151,382 and we recorded a net loss of $168,800 against no revenues.

Financial Condition, Liquidity and Capital Resources

At October 31, 2010, our total assets were $7,961, which consisted of cash of $381 and prepaid expenses of $7,580.

At October 31, 2010, our total current liabilities were $45,398.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at October 31, 2010 is $381.

For the three months ended October 31, 2010, we had a net loss of $5,898, which primarily consisted of general and administrative expenses of $5,230 and interest expenses of $668.

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

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2011 we plan to expend a total of approximately $140,000 in respect of acquiring new  mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending October 31, 2011.

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

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010.

Over the twelve months ending October 31, 2011 we intend to use all available funds to commence exploration of our mineral properties, as follows if we are successfully able to raise funds:

Estimated Funding Required During the Next Twelve Months

Operations: acquiring new properties	$140,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2011.

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

We have incurred losses of $168,800 from March 18, 2004 (inception) through October 31, 2010.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K filed November 15, 2010 for the fiscal year ended July 31, 2010, raised substantial doubt about our ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

We have incurred a net loss of $5,898 for the three months ended October 31, 2010.  There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended July 31, 2010, which are included in our annual report on Form 10-K.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $168,800. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, a former officer and director, owns a total of 2,000,000 shares of stock, which is 73% of the issued and outstanding number of shares, as of October 31, 2010. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-K.

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
Date: December 20, 2010