Form 10-Q
period 2011-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2011-03-22
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-119546

Victory Eagle Resources Corp.
(Exact name of small business issuer as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Yonge Street, Suite 1801, Toronto, ON M5E 1W7
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

3,394,940 common shares issued and outstanding as of March 15, 2011

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  X] No [ ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2011 (Unaudited)	July 31, 2010
ASSETS
Current assets
Cash	$10,034	$3,381
Prepaid expenses	2,250	3,550
Total current assets	12,284	6,931
Total assets	$12,284	$6,931
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,350	$7,220
Note payable - stockholder	26,500	26,500
Accrued interest on stockholder note payable	18,086	16,750
Total current liabilities	49,936	50,470
Total liabilities	49,936	50,470
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized; 3,394,940 and 2,733,940 shares issued and outstanding at January 31, 2011 and July 31, 2010	3,395	2,734
Additional paid-in capital	145,968	116,629
Subscription receivable	(3,880)	-
Deficit accumulated during the exploration stage	(183,135)	(162,902)
Total stockholders' deficit	(37,652)	(43,539)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,284	$6,931

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended January 31, 2011 and 2010
and the Period from March 18, 2004 (Inception) through January 31, 2011
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2011	2010	2011	2010	2011
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	13,667	8,421	18,897	13,231	155,549
Operating loss	(13,667)	(8,421)	(18,897)	(13,231)	(165,049)
Interest expense	(668)	(668)	(1,336)	(1,336)	(18,086)
Net loss	(14,335)	(9,089)	(20,233)	(14,567)	(183,135)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,064,440	2,733,940	2,899,190	2,733,940

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2011 and 2010
and the Period from March 18, 2004 (Inception) through January 31, 2011
(Unaudited)

	Six Months Ended	Six Months Ended	Inception Through
	January 31, 2011	January 31, 2010	January 31, 2011
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(20,233)	$(14,567)	$(183,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	1,300	(4,400)	(2,250)
Accounts payable and accrued liabilities	(1,870)	(11,505)	5,350
Accrued interest on shareholder notes payable	1,336	1,336	18,086
NET CASH USED IN OPERATING ACTIVITIES	(19,467)	(29,136)	(150,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	-	-	26,500
Proceeds from sale of common stock	26,120	36,100	135,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,120	36,100	162,483
NET CHANGE IN CASH	6,653	6,964	10,034
Cash, beginning of period	3,381	4,034	-
Cash, end of period	$10,034	$10,998	$10,034
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$3,880	$	$3,880

See accompanying notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011
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

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, the former president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the company to mine these claims. As of January 31, 2011 the claims were still in the former President’s name. The claims are expected to be transferred to the Company at the stockholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - STOCKHOLDER

During April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at January 31, 2011, the interest accrued on the loan is $18,086. The note payable and accrued interest are payable on demand.

NOTE 4 - COMMON STOCK

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010.

During the six months ended January 31, 2011 the Company received $26,120 for subscriptions for 300,000 shares at $0.10 per share. The shares were issued on December 16, 2010. As at January 31, 2011 and the date of these financial statements $3,880 of the proceeds for the shares were outstanding.

NOTE 5 - SUBSEQUENT EVENTS

On March 16, 2011, Kelly Dodge, our President, Treasurer and Secretary resigned. Mr. Dodge shall remain on the board of directors. Mr. Dodge was replaced by Angel Cruz.

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and our business office is located at 1 Yonge Street, Suite 1801, Toronto, ON M5E 1W7.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2012.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2012.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of January 31, 2011 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

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

Three Months Ended January 31, 2011 and 2010

During the three months ended January 31, 2011, operating expenses totaled $13,667 and we experienced a net loss of $14,335 against no revenues. During the three months ended January 31, 2010, operating expenses totaled $8,421, and we experienced a net loss of $9,089.

Six Months Ended January 31, 2011 and 2010

During the six months ended January 31, 2011, operating expenses totaled $18,897 and we experienced a net loss of $20,233 against no revenues. During the six months ended January 31, 2010, operating expenses totaled $13,231, and we experienced a net loss of $14,567. From inception to January 31, 2011, our operating expenses total $165,049 and we experienced a net loss of $183,135 against no revenues.

Financial Condition, Liquidity and Capital Resources

At January 31, 2011, our total assets were $12,284,which consisted of cash of $10,034 and prepaid expenses of $2,250.

At January 31, 2011, our total current liabilities were $49,936.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at January 31, 2011 is $10,034.

For the six months ended January 31, 2011, we had a net loss of $20,233, which primarily consisted of general and administrative expenses of $18,897 and interest expenses of $1,336.

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

Plan of Operation

Cash Requirements

Over the twelve months ending January 31, 2012 we plan to expend a total of approximately $140,000 in respect of acquiring new  mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending January 31, 2012.

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

Over the twelve months ending January 31, 2012 we intend to use all available funds to commence exploration of our mineral properties, as follows if we are successfully able to raise funds:

Estimated Funding Required During the Next Twelve Months

Operations: acquiring new properties	$140,000
Working Capital	$10,000
Total	$150,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2012.

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

We have incurred losses of $183,135 from March 18, 2004 (inception) through January 31, 2011.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

We have incurred a net loss of $20,233 for the six months ended January 31, 2011.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $183,135. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

▪	Our ability to locate a profitable resource property;
▪	Our ability to generate revenues; and
▪	Our ability to reduce exploration costs.

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

Ludvik Rolin, a former officer and director, owns a total of 2,000,000 shares of stock, which is 59% of the issued and outstanding number of shares, as of January 31, 2011. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 16, 2011 Kelly Dodge, our President, Treasurer and Secretary resigned.  Mr. Dodge shall remain on the board of directors.  Mr. Dodge was replaced by Angel Cruz.

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

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Angel Cruz

(32) Section 906 Certification

32.1 Certification of Angel Cruz

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY EAGLE RESOURCES CORP.

By: /s/ Angel Cruz
Angel Cruz, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 15, 2011