Form 10-Q
period 2011-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2011-06-20
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

3,394,940 common shares issued and outstanding as of June 20, 2011

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X] No [ ]

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$7,642	$3,381
Prepaid expenses	1,750	3,550
Total current assets	9,392	6,931
Total assets	$9,392	$6,931
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,994	$7,220
Note payable - stockholder	26,500	26,500
Accrued interest on stockholder note payable	18,754	16,750
Total current liabilities	52,248	50,470
Total liabilities	52,248	50,470
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized; 3,394,940 and 2,733,940 shares issued and outstanding at April 30, 2011 and July 31, 2010	3,395	2,734
Additional paid-in capital	145,968	116,629
Subscription receivable	(3,880)	-
Deficit accumulated during the exploration stage	(188,339)	(162,902)
Total stockholders' deficit	(42,856)	(43,539)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,392	$6,931

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2011 and 2010
and the Period from March 18, 2004 (Inception) through April 30, 2011
(Unaudited)

					Inception
	Three Months		Nine Months		Through
	Ended April 30,		Ended April 30,		April 30,

	2011	2010	2011	2010	2011
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	4,536	7,122	23,433	20,353	160,085
Operating loss	(4,536)	(7,122)	(23,433)	(20,353)	(169,585)
Interest expense	(668)	(668)	(2,004)	(2,004)	(18,754)
Net loss	(5,204)	(7,790)	(25,437)	(22,357)	(188,339)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,394,940	2,733,940	3,060,808	2,733,940

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2011 and 2010
and the Period from March 18, 2004 (Inception) through April 30, 2011
(Unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2011	2010	2011
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(25,437)	$(22,357)	$(188,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	1,800	(3,950)	(1,750)
Accounts payable and accrued liabilities	(226)	(9,580)	6,994
Accrued interest on shareholder notes payable	2,004	2,004	18,754
NET CASH USED IN OPERATING ACTIVITIES	(21,859)	(33,883)	(152,841)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – shareholder	-	-	26,500
Proceeds from sale of common stock	26,120	36,100	135,983

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,120	36,100	162,483
NET CHANGE IN CASH	4,261	2,217	7,642
Cash, beginning of period	3,381	4,034	-
Cash, end of period	$7,642	$6,251	$7,642
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$3,880	$-	$3,880

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

NOTE 2 - RELATED PARTY TRANSACTIONS

In July 2004, the president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and has agreed to contribute the claims to the Company in order for the company to mine these claims. As of April 30, 2011 the claims were still in the President’s name. The claims are expected to be transferred to the Company at the stockholder's basis ($1,100) when the Company determines it is economical to mine the claims.

NOTE 3 - NOTE PAYABLE - STOCKHOLDER

During April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at April 30, 2011, the interest accrued on the loan is $18,754. The note payable and accrued interest are payable on demand.

NOTE 4 - COMMON STOCK

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010.

During the nine months ended April 30, 2011 the Company received $26,120 for subscriptions for 300,000 shares at $0.10 per share. The shares were issued on December 16, 2010. As at April 30, 2011 and the date of these financial statements $3,880 of the proceeds for the shares was outstanding.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2012.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2012.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties. As of April 30, 2011 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

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

Three Months Ended April 30, 2011 and 2010

During the three months ended April 30, 2011, operating expenses totaled $4,536 and we experienced a net loss of $5,204 against no revenues. During the three months ended April 30, 2010, operating expenses totaled $7,122, and we experienced a net loss of $7,790.

Nine Months Ended April 30, 2011 and 2010

During the nine months ended April 30, 2011, operating expenses totaled $23,433 and we experienced a net loss of $25,437 against no revenues. During the nine months ended April 30, 2010, operating expenses totaled $20,353, and we experienced a net loss of $22,357. From inception to April 30, 2011, our operating expenses total $169,585 and we experienced a net loss of $188,339 against no revenues.

Financial Condition, Liquidity and Capital Resources

At April 30, 2011, our total assets were $9,392, which consisted of cash of $7,642 and prepaid expenses of $1,750.

At April 30, 2011, our total current liabilities were $52,248.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at April 30, 2011 is $7,642.

For the nine months ended April 30, 2011, we had a net loss of $25,437, which primarily consisted of general and administrative expenses of $23,433 and interest expenses of $2,004.

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

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2012 we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $10,000 over the twelve months ending April 30, 2012.

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

Over the twelve months ending April 30, 2012 we intend to use all available funds to commence exploration of our mineral properties, as follows if we are successfully able to raise funds:

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

We have incurred losses of $188,339 from March 18, 2004 (inception) through April 30, 2011.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K filed November 15, 2010 for the fiscal year ended July 31, 2010, indicated that there was substantial doubt about our ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

We have incurred a net loss of $25,437 for the nine months ended April 30, 2011. There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $188,339. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, a former officer and director, owns a total of 2,000,000 shares of stock, which is 59% of the issued and outstanding number of shares, as of April 30, 2011. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

VICTORY EAGLE RESOURCES CORP.

By: /s/ Angel Cruz
Angel Cruz, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: June 20, 2011