Form 10-K
period 2011-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2011-11-14
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-119546

VICTORY EAGLE RESOURCES CORP.
(Name of registrant in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1 Yonge Street, Suite 1801, Toronto, ON	M5E 1W7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (647) 238-7383

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X]    No [_]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “VERC”. Based on the last sale price of our shares in October 2011 of $0.25, our aggregate market value is $873,735.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,494,940 common shares issued and outstanding as of November 10, 2011.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [_]

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501, and our business office is located at 1 Yonge Street, Suite 1801, Toronto, ON.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending July 31, 2012.

Employees

Currently there are no full time or part-time employees of our company (other than our director and officer who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending July 31, 2012.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties. As of July 31, 2011 and the date of this report, we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

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

Our net loss since inception is $202,692. There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended July 31, 2011, which are included in this annual report on Form 10-K.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $202,692. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Once we acquire a suitable mineral property, we will need additional financing before we are able to commence exploration efforts. We currently do not have any arrangements for financing in place for such eventuality and we may be unable to raise such financing. If we are not able to raise any financing after acquiring such property, we will have to delay our exploration or go out of business.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials once we have acquired a mineral property. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our future exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue to acquire mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that exploration on our future properties will establish that additional commercially exploitable reserves of gold exist. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

We currently have no known ore reserves or mineral properties. We did not identify any gold on our prior properties and we cannot guarantee that we will find any gold on our future properties. Even if we find that there is gold on a property, we cannot guarantee that we will be able to recover the gold. Even if we recover the gold, we cannot guarantee that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

Our officer and directors will be devoting a small amount of their professional time to our activities.

Our officer and director will be devoting a small amount of their professional time to our operations. Our management's lack of devotion of time may make us more vulnerable than other companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management.

Ludvik Rolin, our former director, owns a total of 2,000,000 shares of our company. He may sell some of his shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Ludvik Rolin, our former officer and director own a total of 2,000,000 shares of stock, which is 57% of the issued and outstanding number of shares, as of November 10, 2011. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 2.      Description of Property.

Our administrative mailing office is located at 1 Yonge Street, Suite 1801, Toronto, ON, M5E 1W7. We currently do not have any exploration properties.

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

Item 4.      Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2011.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of November 10, 2011 there were 50 shareholders and 3,494,940 shares outstanding.

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

Recent Sales of Unregistered Securities

On October 26, 2011, the Company received $25,000 from subscriptions for 100,000 common shares at $0.25 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

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

Plan of Operations

Cash Requirements

Over the twelve months ending July 31, 2012, we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending July 31, 2012.

Based on our current plan of operations, we will require funds to commence exploration operations on any properties we may acquire. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending July 31, 2012 we intend to use all available funds as follows:

Estimated Funding Required During the Next Twelve Months

Operations: acquiring new properties	$140,000
Working Capital	40,000
Total	$180,000

Financial Condition, Liquidity and Capital Resources

Since inception on March 18, 2004, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through a shareholder loan and the issuance of common stock.

At July 31, 2011, we had a working capital deficit of $57,209 compared to a working capital deficit of $43,539 at July 31, 2010.

At July 31, 2011, our total assets of $2,893 consist of cash and prepaid expenses. This compares with our assets at July 31, 2010 of $6,931which consisted of cash and prepaid expenses.

At July 31, 2011, our total liabilities were $60,102 compared to our liabilities of $50,470 as at July 31, 2010.

We have had no revenues from inception. There is currently insufficient capital to acquire mineral properties. A former director, Ludvik Rolin has loaned us funds. Mr. Rolin has loaned us $26,500 for the partial payment of costs associated with general and administrative expenses. If we do not successfully raise $180,000, we will not be able to fully implement our business plan. There is no guarantee we will be able to do this.

We have no notes payable or long-term debt, other than the $26,500 owing to our former director, Ludvik Rolin, and associated $19,422 in accrued interest.

Results of Operations.

We posted losses of $39,790 for the year ended July 31, 2011, losses of $27,870 for the year ended July 31, 2010, and losses of $202,692 since inception to July 31, 2011. Operating expenses for the year ended July 31, 2011 were $37,118 compared to $25,198 in 2010. Significant increases were in professional fees of $19,720 in 2010 to $28,045 in 2011, as well as consulting fees from $2,500 in 2010 to $5,280 in 2011, both resulting from additional legal services required for change of management and the financing in 2011.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2012.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited financial statements for the year ended July 31, 2011, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through July 31, 2011 have incurred losses of $202,692 from our inception. During this period, we have successfully raised $56,025 from an SB-2 offering. On August 18, 2008, we closed a private placement of 78,690 common shares for gross proceeds of $15,738. On December 10, 2009, we received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010. On November 11, 2010, we received subscriptions for 300,000 shares at $0.10 per share. The shares were issued on December 16, 2010. To date, we have received $26,120 for these subscriptions with $3,880 of the proceeds for the shares still outstanding.

We issued the common shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933. Because of our historical losses, we will require additional working capital to develop our business operations.

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

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as at July 31, 2011 and 2010

Statements of Operations for each of the years ended July 31, 2011 and 2010 and for the period from March 18, 2004 (inception) to July 31, 2011

Statements of Stockholders' Equity (Deficit) for the period from March 18, 2004 (inception) to July 31, 2011

Statements of Cash Flows for each of the years ended July 31, 2011 and 2010 and for the period from March 18, 2004 (inception) to July 31, 2011

Notes to the Financial Statements

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Victory Eagle Resources Corp.
(An Exploration Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of Victory Eagle Resources Corp. (the “Company”) as of July 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years the ended and for the period from March 18, 2004 (inception) through July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from March 18, 2004 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 9, 2011

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31, 2011	July 31, 2010
ASSETS
Current assets
Cash	$2,343	$3,381
Prepaid expenses	550	3,550
Total current assets	2,893	6,931
Total assets	$2,893	$6,931
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$13,525	$7,220
Note payable and advance-related parties	27,155	26,500
Accrued interest on stockholder note payable	19,422	16,750
Total current liabilities	60,102	50,470
Total liabilities	60,102	50,470
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,394,940 and 2,733,940 shares issued and outstanding at July 31, 2011 and 2010, respectively	3,395	2,734
Additional paid-in capital	145,968	116,629
Subscription receivable	(3,880)	-
Deficit accumulated during the exploration stage	(202,692)	(162,902)
Total stockholders' deficit	(57,209)	(43,539)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,893	$6,931

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2011 and 2010
and the Period From March 18, 2004 (Inception) through July 31, 2011

	Year Ended	Year Ended	Inception through
	July 31, 2011	July 31, 2010	July 31, 2011
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	37,118	25,198	173,770
Operating loss	(37,118)	(25,198)	(183,270)
Interest expense	(2,672)	(2,672)	(19,422)
Net loss	$(39,790)	$(27,870)	$(202,692)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,145,030	2,733,940

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2004 (Inception) through July 31, 2011

	Common Stock		Additional	Subscription
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$-	$-	$-	$2,000
Net loss	-	-	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	-	-	(24,403)	(22,403)
Net loss	-	-	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	2,000	-	-	(37,280)	(35,280)
Issuance of common stock for cash	560,250	560	55,465	-	-	56,025
Net loss	-	-	-	-	(15,423)	(15,423)
Balance, July 31, 2006	2,560,250	2,560	55,465	-	(52,703)	5,322
Issuance of common stock for exploration cost	50,000	50	4,950	-	-	5,000
Net loss	-	-	-	-	(22,974)	(22,974)
Balance, July 31, 2007	2,610,250	2,610	60,415	-	(75,677)	(12,652)
Issuance of common stock for mineral property option	45,000	45	4,455	-	-	4,500
Net loss	-	-	-	-	(16,116)	(16,116)
Balance, July 31, 2008	2,655,250	2,655	64,870	-	(91,793)	(24,268)
Issuance of common stock for cash	78,690	79	15,659	-	-	15,738
Net loss	-	-	-	-	(43,239)	(43,239)
Balance, July 31, 2009	2,733,940	2,734	80,529	-	(135,032)	(51,769)
Subscription received for shares to be issued	-	-	36,100	-	-	36,100
Net loss	-	-	-	-	(27,870)	(27,870)
Balance, July 31, 2010	2,733,940	2,734	116,629	-	(162,902)	(43,539)
Issuance of common stock for cash	661,000	661	29,339	(3,880)	-	26,120
Net loss	-	-	-	-	(39,790)	(39,790)
Balance, July 31, 2011	3,394,940	$3,395	$145,968	$(3,880)	$(202,692)	$(57,209)

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2011 and 2010
And Period from March 18, 2004 (Inception) through July 31, 2011

	Year Ended	Year Ended	Inception
			through
	July 31,	July 31,	July 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,790)	$(27,870)	$(202,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	3,000	(3,550)	(550)
Accounts payable and accrued liabilities	6,305	(8,005)	13,525
Accrued interest on stockholder note payable	2,672	2,672	19,422
NET CASH USED IN OPERATING ACTIVITIES	(27,813)	(36,753)	(158,795)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advance-related parties	655	-	27,155
Proceeds from sale of common stock	26,120	36,100	135,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,775	36,100	163,138
NET CHANGE IN CASH	(1,038)	(653)	2,343
Cash, beginning of period	3,381	4,034	-
Cash, end of period	$2,343	$3,381	$2,343
SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH INVESTING ACTIVITIES
Stock issued for mineral property costs	$-	$-	$9,500

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Victory Eagle Resources Corp. (the "Company") was incorporated on March 18, 2004 under the laws of Nevada with a fiscal year end of July 31. The Company is in the business of acquisition and exploration of gold projects. In October 2008, the Company listed on the OTC Bulletin Board under the symbol VERC.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Exploration Stage company

The Company complies with Accounting Standards Codification (ASC) 915 Development Stage Entities’’ in its characterization of the Company as an exploration stage enterprise.

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

Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable and note payable and advance-related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $39,790 for the year ended July 31, 2011, and a cumulative loss of $202,692 since its inception on March 18, 2004. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In July 2004, the president of the Company acquired eight mineral claims by arranging the staking of the same through a third party. He paid $1,100 to stake the claims, and had agreed to contribute the claims to the Company in order for the company to mine these claims. As of July 31, 2011, the claims were still in the former President’s name. The claims are no longer current and have lapsed.

During the year ended July 31, 2011 the President of the Company made payment of $655 on behalf of the Company, which was outstanding at July 31, 2011. The advance was unsecured, non-interest bearing and repayable upon demand.

In April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at July 31, 2011, the interest accrued on the loan is $19,422. The note payable and accrued interest are payable on demand.

NOTE 5 - INCOME TAXES

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

The provision for refundable federal income tax consists of the following:

	July 31, 2011	July 31, 2010
Federal income tax provision (benefit) attributable to:
Current operations	$13,500	$9,400
Less, change in valuation allowance	(13,500)	(9,400)
Net provision (benefit)	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2011	July 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$68,500	$55,000
Less, valuation allowance	(68,500)	(55,000)
Net deferred tax asset	$-	$-

As at July 31, 2011, the Company had an unused net operating loss carryover approximating $202,000 that is available to offset future taxable income, and expires beginning in 2024.

NOTE 6 - COMMON STOCK

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

On November 11, 2010, the Company received $26,120 from subscriptions for 300,000 shares at $0.10 per share. The shares were issued on December 16, 2010. As at July 31, 2011 and the date of this report, $3,880 of the proceeds for the shares were outstanding as a subscription receivable.

NOTE 7-SUBSEQUENT EVENT

On October 26, 2011, the Company received $25,000 from subscriptions for 100,000 common shares at $0.25 per share. The shares were issued on November 10, 2011.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.   Controls and Procedures

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

As of July 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2011. As a result of this assessment, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that, as of July 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.    Other Information None.

PART III

Item 10.     Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at November 10, 2011, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kelly Dodge (1)	Director	31	April 22, 2004
Angel Cruz	President, Secretary and Treasurer	43	March 16, 2011

1. Mr. Dodge resigned as our President, Secretary and Treasurer on March 16, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kelly Dodge

Mr. Dodge became a director on April 22, 2004. He became our President, Secretary and Treasurer on June 15, 2009 and served in those roles until March 16, 2011 when Mr. Dodge resigned as our President, Secretary and Treasurer.

Since 2006 Mr. Dodge has been an analyst with Auramet Trading, a global physical precious metals merchant based in New Jersey.

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

From 2000 to 2001 Mr. Dodge was an analyst with Quartet Service, a Toronto based Information Technology Outsourcing company.

In 2000 Mr. Dodge obtained his Bachelor of Applied Science degree in Mining Engineering from Queen’s University, located in Kingston, Ontario, Canada.

Angel Cruz

Mr. Cruz became our President, Secretary and Treasurer on March 16, 2011. From 2005 through 2010, Mr. Cruz was a geologist for Compania Minera de Colima. From 2000 to 2004, Mr. Cruz served as Principal Investigator/Research Scientist at EAFIT University in Columbia. In 1989, Mr. Cruz received his B.Sc. Honours Geology from EAFIT University in Medellín, Antioquia, Colombia specializing in sedimentology, stratigraphy and geomorphology.

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

Mr. Cruz has indicated that he may loan us additional funds, as needed, to pay administrative costs and for operating capital. We do not, however, have any formal agreement from Mr. Cruz to provide such funding.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2011, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: 1 Yonge Street, Suite 1801, Toronto, ON, M5E 1W7.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2011.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2011.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2011.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 10, 2011, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ludvik Rolin 1559 Rupert, North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	57.2%
Hill Town Capital 145-157 St. John Street London, UK	661,0000 common shares	18.91%
Directors and Executive Officer as a Group	0%	0%

(1)

Based on 3,494,940 shares of common stock issued and outstanding as of November 10, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Item 14.      Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 were estimated to be $5,950.

Audit Related Fees

For the fiscal year ended July 31, 2011, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $6,450.

Tax Fees

For the fiscal year ended July 31, 2011, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Date: November 14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angel Cruz
Angel Cruz	President, Secretary and Treasurer	November 14, 2011