Form 10-Q
period 2011-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2011-12-14
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-52308

Victory Eagle Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Yonge Street, Suite 1801, Toronto, ON M5E 1W7
(Address of principal executive offices)

(647) 783-3206
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,494,940 common shares issued and outstanding as of December 14, 2011

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	October 31, 2011 (Unaudited)	July 31, 2011
ASSETS
Current assets
Cash	$22,459	$2,343
Prepaid expenses	-	550
Total current assets	22,459	2,893
Total assets	$22,459	$2,893
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,205	$13,525
Note payable and advance-related parties	35,518	27,155
Accrued interest on stockholder note payable	20,090	19,422
Total current liabilities	62,813	60,102
Total liabilities	62,813	60,102
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,394,940 shares issued and outstanding at October 31, 2011 and July 31, 2011	3,395	3,395
Additional paid-in capital	170,968	145,968
Subscription receivable	(3,880)	(3,880)
Deficit accumulated during the exploration stage	(210,837)	(202,692)
Total stockholders' deficit	(40,354)	(57,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,459	$2,893

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended October 31, 2011 and 2010
and the Period from March 18, 2004 (Inception) through October 31, 2011
(Unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Inception through October 31, 2011
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	7,477	5,230	181,247
Operating loss	(7,477)	(5,230)	(190,747)
Interest expense	(668)	(668)	(20,090)
Net loss	$(8,145)	$(5,898)	$(210,837)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	3,394,940	2,733,940

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended October 31, 2011 and 2010
and the Period from March 18, 2004 (Inception) through October 31, 2011
(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2011	October 31, 2010	October 31, 2011
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(8,145)	$(5,898)	$(210,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	550	(4,030)	-
Accounts payable and accrued liabilities	(6,320)	(5,740)	7,205
Accrued interest on stockholder notes payable	668	668	20,090
NET CASH USED IN OPERATING ACTIVITIES	(13,247)	(15,000)	(172,042)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advance-related parties	8,363	-	35,518
Proceeds from sale of common stock	25,000	12,000	160,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,363	12,000	196,501
NET CHANGE IN CASH	20,116	(3,000)	22,459
Cash, beginning of period	2,343	3,381	-
Cash, end of period	$22,459	$381	$22,459
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing transactions
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$-	$18,000	$3,880

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Victory Eagle Resources Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported on Form 10-K, have been omitted.

NOTE 2 - NOTE PAYABLE - STOCKHOLDER

During April 2004, the majority shareholder of the Company loaned the Company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at October 31, 2011, the interest accrued on the loan is $20,090. The note payable and accrued interest are payable on demand.

During the year ended July 31, 2011, the President of the Company made payments of $655 on behalf of the Company, which was outstanding at July 31, 2011.

During the three months ended October 31, 2011, the President of the Company made payments of $8,363 on behalf of the Company, which was outstanding at October 31, 2011. These advances from the President are unsecured, non-interest bearing and payable upon demand.

NOTE 3 - COMMON STOCK

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010. As at October 31, 2011 and the date of these financial statements, $3,880 of the proceeds for the shares was outstanding.

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501, and our business office is located at 1 Yonge Street, Suite 1801, Toronto, Ontario.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2012.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2012.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of October 31, 2011 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

•	Locating claims

•	Posting claims

•	Working claims

•	Reporting work performed

We also anticipate being subject to regulations similar to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

•	Prospecting using hand-held tools

•	Geological and geochemical surveying

•	Airborne geophysical surveying

•	Hand-trenching without the use of explosives

•	The establishment of gridlines that do not require the felling of trees

•	Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

•	Drilling, trenching and excavating using machinery

•	Disturbance of the ground by mechanical means

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

•	Health and Safety

•	Archaeological Sites

•	Exploration Access

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

Three Months Ended October 31, 2011 and 2010

During the three months ended October 31, 2011, we had no revenue and incurred general and administrative expenses of $7,477 and interest expense of $668 resulting in a net loss of $8,145. During the three months ended October 31, 2010, we had no revenue and incurred general and administrative expenses of $5,230 and interest expense of $668 resulting in a net loss of $5,898. The increase in general and administrative expenses from the first quarter of 2011 to the first quarter of fiscal 2012 was due to legal fees incurred on our financing in fiscal 2012.

Financial Condition, Liquidity and Capital Resources

At October 31, 2011, our total assets were $22,459, which consisted of cash of $22,459.

At October 31, 2011, our total current liabilities were $62,813.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at October 31, 2011 is $22,459.

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

Plan of Operation

Cash Requirements

Over the twelve months ending October 31, 2012, we plan to expend a total of approximately $180,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending October 31, 2012.

Based on our current plan of operations, we require immediate funds. For the year ended July 31, 2006, we successfully raised $56,025 through the sale of 560,250 common shares pursuant to our SB2 registration statement. This allowed us to complete Phase 1 of our proposed exploration program.  We will not undertake Phase 2 unless we obtain additional funding.   We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending October 31, 2012, we intend to use all available funds to acquire new mineral resource properties as follows if we are successfully able to raise funds:

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

We have incurred losses of $210,837 from March 18, 2004 (inception) through October 31, 2011.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K filed November 14, 2011 for the fiscal year ended July 31, 2011, indicated that there was substantial doubt about our ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Reporting Officer). Based upon that evaluation, our President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Reporting Officer) concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our net loss since inception is $210,837.  There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended July 31, 2011, contained in our annual report on Form 10-K filed November 14, 2011.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $210,837. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

-	Our ability to locate a profitable resource property;

-	Our ability to generate revenues; and

-	Our ability to reduce exploration costs.

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

We currently have no mineral properties.  We did not identify any gold on our prior properties and we cannot guarantee that we will find any gold on our future properties. Even if we find that there is gold on a property, we cannot guarantee that we will be able to recover the gold.  Even if we recover the gold, we cannot guarantee that we will make a profit.  If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

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

Ludvik Rolin, our former officer and director own a total of 2,000,000 shares of stock, which is 57% of the issued and outstanding number of shares, as of December 14, 2011. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 4. Removed and Reserved.

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

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Angel Cruz

(32) Section 906 Certification

32.1 Certification of Angel Cruz

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY EAGLE RESOURCES CORP.

Date: December 14, 2011	By:	/s/ Angel Cruz
Angel Cruz, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)