Form 10-Q
period 2012-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2012-03-15
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,494,940 common shares issued and outstanding as of March 14, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2012 (Unaudited)	July 31, 2011
ASSETS
Current assets
Cash	$7,914	$2,343
Prepaid expenses	-	550
Total current assets	7,914	2,893
Total assets	$7,914	$2,893

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$14,055	$13,525
Note payable and advances-related parties	27,949	27,155
Accrued interest on stockholder note payable	20,757	19,422
Total current liabilities	62,761	60,102
Total liabilities	62,761	60,102
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,494,940 and 3,394,940 shares issued and outstanding at January 31, 2012 and July 31, 2011 respectively	3,495	3,395
Additional paid-in capital	170,868	145,968
Subscription receivable	(3,880)	(3,880)
Deficit accumulated during the exploration stage	(225,330)	(202,692)
Total stockholders' deficit	(54,847)	(57,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,914	$2,893

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended January 31, 2012 and 2011
and the Period from March 18, 2004 (Inception) through January 31, 2012
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2012	2011	2012	2011	2012
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	13,826	13,667	21,302	18,897	195,072
Operating loss	(13,826)	(13,667)	(21,302)	(18,897)	(204,572)
Interest expense	(668)	(668)	(1,336)	(1,336)	(20,758)
Net loss	$(14,494)	$(14,335)	$(22,638)	$(20,233)	$(225,330)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,484,070	3,064,440	3,439,505	2,899,190

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2012 and 2011
and the Period from March 18, 2004 (Inception) through January 31, 2012
(Unaudited)

	Six Months Ended	Six Months Ended	Inception Through
	January 31, 2012	January 31, 2011	January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,638)	$(20,233)	$(225,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	550	1,300	-
Accounts payable and accrued liabilities	530	(1,870)	14,055
Accrued interest on shareholder notes payable	1,335	1,336	20,757
NET CASH USED IN OPERATING ACTIVITIES	(20,223)	(19,467)	(179,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advance-related parties	794	-	27,949
Proceeds from sale of common stock	25,000	26,120	160,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,794	26,120	188,932
NET CHANGE IN CASH	5,571	6,653	7,914
Cash, beginning of period	2,343	3,381	-
Cash, end of period	$7,914	$10,034	$7,914
SUPPLEMENTAL DISCLOSURES
Interest Paid	-	-	-
Income Taxes Paid	-	-	-
Non-cash investing and financing transaction
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$-	$3,880	$3,880

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

NOTE 2 - NOTE PAYABLE - STOCKHOLDER

During April 2004, the majority shareholder of the Company loaned the Company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at January 31, 2012, the interest accrued on the loan is $20,757. The note payable and accrued interest are payable on demand.

During the year ended July 31, 2011, the President of the Company made payments of $655 on behalf of the Company, which was outstanding at January 31, 2012.

During the six months ended January 31, 2012, the President of the Company made payments of $794 on behalf of the Company, which was outstanding at January 31, 2012. These advances from the President are unsecured, non-interest bearing and payable upon demand.

NOTE 3 - COMMON STOCK

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010. As at January 31, 2012 and the date of these financial statements, $3,880 of the proceeds for the shares was outstanding.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2013.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2013.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of January 31, 2012 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

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

Three Months Ended January 31, 2012 and 2011

During the three months ended January 31, 2012, we had no revenue and incurred general and administrative expenses of $13,826 and interest expense of $668 resulting in a net loss of $14,494. During the three months ended January 31, 2011, we had no revenue and incurred general and administrative expenses of $13,667 and interest expense of $668 resulting in a net loss of $14,335. The general and administrative expenses were consistent from the second quarter of 2011 to the second quarter of fiscal 2012.

Six Months Ended January 31, 2012 and 2011

During the six months ended January 31, 2012, operating expenses totaled $21,302 and we experienced a net loss of $22,638 against no revenues. During the six months ended January 31, 2011, operating expenses totaled $18,897 and we experienced a net loss of $20,233 against no revenues. From inception to January 31, 2012, our operating expenses total $204,572 and we experienced a net loss of $225,330 against no revenues.

Financial Condition, Liquidity and Capital Resources

At January 31, 2012, our total assets were $7,914, which consisted of cash of $7,914.

At January 31, 2012, our total current liabilities were $62,761.

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

Plan of Operation

Cash Requirements

Over the twelve months ending January 31, 2013, we plan to expend a total of approximately $180,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending January 31, 2013.

We intend to raise the capital required through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending January 31, 2013, we intend to use all available funds to acquire new mineral resource properties as follows if we are successfully able to raise funds:

Estimated Funding Required During the Next Twelve Months

Operations: acquiring new properties	$180,000
Working Capital	40,000
Total	$220,000

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred losses of $225,330 from March 18, 2004 (inception) through January 31, 2012.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Reporting Officer). Based upon that evaluation, our President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Reporting Officer) concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Our net loss since inception is $225,330.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $225,330. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, our former officer and director own a total of 2,000,000 shares of stock, which is 57% of the issued and outstanding number of shares, as of March 12, 2012. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

VICTORY EAGLE RESOURCES CORP.

Date: March 14, 2012	By:	/s/ Angel Cruz
Angel Cruz, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)