Form 10-Q
period 2012-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2012-06-18
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,614,940 common shares issued and outstanding as of June 18, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	April 30, 2012 (Unaudited)	July 31, 2011
ASSETS
Current assets
Cash	$32,665	$2,343
Prepaid expenses	-	550
Total current assets	32,665	2,893
Total assets	$32,665	$2,893
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$16,705	$13,525
Note payable and advances-related parties	27,949	27,155
Accrued interest on related party note payable	21,426	19,422
Total current liabilities	66,080	60,102
Total liabilities	66,080	60,102
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,614,940 and 3,394,940 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	3,615	3,395
Additional paid-in capital	200,748	145,968
Subscription receivable	(3,880)	(3,880)
Deficit accumulated during the exploration stage	(233,898)	(202,692)
Total stockholders' deficit	(33,415)	(57,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,665	$2,893

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 30, 2012 and 2011
and the Period from March 18, 2004 (Inception) through April 30, 2012
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		Inception Through April 30,
	2012	2011	2012	2011	2012
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	7,900	4,536	29,202	23,433	202,972
Operating loss	(7,900)	(4,536)	(29,202)	(23,433)	(212,472)
Interest expense	(668)	(668)	(2,004)	(2,004)	(21,426)
Net loss	$(8,568)	$(5,204)	$(31,206)	$(25,437)	$(233,898)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,498,940	3,394,940	3,459,028	3,060,808

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2012 and 2011
and the Period from March 18, 2004 (Inception) through April 30, 2012
(Unaudited)

	Nine Months Ended April 30, 2012	Nine Month Ended April 30, 2011	Inception Through April 30, 2012
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	$(31,206)	$(25,437)	$(233,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	550	1,800	-
Accounts payable and accrued liabilities	3,180	(226)	16,705
Accrued interest on stockholder note payable	2,004	2,004	21,426
NET CASH USED IN OPERATING ACTIVITIES	(25,472)	(21,859)	(184,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advances-related parties	794	-	27,949
Proceeds from sale of common stock	55,000	26,120	190,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,794	26,120	218,932
NET CHANGE IN CASH	30,322	4,261	32,665
Cash, beginning of period	2,343	3,381	-
Cash, end of period	$32,665	$7,642	$32,665
SUPPLEMENTAL DISCLOSURES
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$-	$3,880	$3,880

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
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

NOTE 2 - NOTE PAYABLE - RELATED PARTIES

During April 2004, the majority shareholder of the Company loaned the Company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at April 30, 2012, the interest accrued on the loan is $21,426. The note payable and accrued interest are payable on demand.

During the year ended July 31, 2011, the President of the Company made payments of $655 on behalf of the Company, which was outstanding at April 30, 2012.

During the nine months ended April 30, 2012, the President of the Company made payments of $794 on behalf of the Company, which was outstanding at April 30, 2012. These advances from the President are unsecured, non-interest bearing and payable upon demand.

NOTE 3 - COMMON STOCK

On December 10, 2009 the Company received $36,100 for subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010. As at April 30, 2012, $3,880 of the proceeds for the shares was outstanding.

On October 26, 2011, the Company received $25,000 from subscriptions for 100,000 common shares at $0.25 per share. The shares were issued on November 10, 2011.

On April 27, 2012, the Company issued 120,000 common shares at $0.25 per share for gross proceeds of $30,000.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending April 30, 2013.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending April 30, 2013.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of April 30, 2012 we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

-	Locating claims
-	Posting claims
-	Working claims
-	Reporting work performed

We also anticipate being subject to regulations similar to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

-	Prospecting using hand-held tools
-	Geological and geochemical surveying
-	Airborne geophysical surveying
-	Hand-trenching without the use of explosives
-	The establishment of gridlines that do not require the felling of trees
-	Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:
-	Drilling, trenching and excavating using machinery
-	Disturbance of the ground by mechanical means

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

-	Health and Safety
-	Archaeological Sites
-	Exploration Access

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

Three Months Ended April 30, 2012 and 2011

We generated no revenue during the three months ended April 30, 2012 or 2011. During the three months ended April 30, 2012 we had net loss of $8,568 compared to net loss of $5,204 during the same period in 2011, with the increase largely due to increased professional fees and SEC filing fees in 2012. During each of the three months ended April 30, 2012 and 2011, we incurred interest expense of $668 on note payable to a shareholder of the Company.

Nine Months Ended April 30, 2012 and 2011

We generated no revenue during the nine months ended April 30, 2012 or 2011. During the nine months ended April 30, 2012 we had net loss of $31,206 compared to net loss of $25,437 during the same period in 2011, with the increase largely due to increased professional fees and SEC filing fees in 2012. During each of the nine months ended April 30, 2012 and 2011, we incurred interest expense of $2,004 on note payable to a shareholder of the Company.

Financial Condition, Liquidity and Capital Resources

At April 30, 2012, our total assets were $32,665, which consisted of cash of $32,665.

At April 30, 2012, our total current liabilities were $66,080.

Historically, we have financed our cash flow and operations from the sale of stock and advances from stockholders.

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

Plan of Operation

Cash Requirements

Over the twelve months ending April 30, 2013, we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending April 30, 2013.

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

Over the twelve months ending April 30, 2013, we intend to use all available funds to acquire new mineral resource properties as follows if we are successfully able to raise funds:

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

We have incurred losses of $233,898 from March 18, 2004 (inception) through April 30, 2012.

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

Our independent auditors' report on our audited financial statements, in our Form 10-K filed November 14, 2011 for the fiscal year ended July 31, 2011, indicated that there was substantial doubt about our ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Reporting Officer). Based upon that evaluation, our President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Reporting Officer) concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Our net loss since inception is $233,898.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $233,898. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, our former officer and director own a total of 2,000,000 shares of stock, which is approximately 55% of the issued and outstanding number of shares, as of June 14, 2012. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 4. Mine Safety Disclosures.

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

VICTORY EAGLE RESOURCES CORP.

Date: June 18, 2012	By:	/s/ Angel Cruz
Angel Cruz, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)