Form 10-K
period 2012-07-31
VICTORY EAGLE RESOURCES CORP.
filed 2012-10-29
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ _____ ] to [ _____ ]

Commission file number 333-119546

VICTORY EAGLE RESOURCES CORP.
(Name of registrant in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Yonge Street, Suite 1801 Toronto, ON, Canada	M5E 1W7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (647) 238-7383

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “VERC”. Based on the last sale price of our shares in October 2011 of $0.25, our aggregate market value is $903,735.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,614,940 common shares are issued and outstanding as of October 29, 2012.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

Cautionary Statement Regarding Forward-looking Information

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Victory Eagle" mean Victory Eagle Resources Corp., unless otherwise indicated.

ITEM 1.	BUSINESS

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

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending July 31, 2013.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2013.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  As of July 31, 2012 and the date of this report, we do not hold rights to any mineral properties. Our future property will likely be subject to rules similar to the Mineral Tenure Act (Ontario) and Regulation. This act sets forth rules for:

-	Locating claims
-	Posting claims
-	Working claims, and
-	Reporting work performed

We also anticipate being subject to regulations similar to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

-	Prospecting using hand-held tools
-	Geological and geochemical surveying
-	Airborne geophysical surveying
-	Hand-trenching without the use of explosives
-	The establishment of gridlines that do not require the felling of trees
-	Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:
o	Drilling, trenching and excavating using machinery
o	Disturbance of the ground by mechanical means

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

-	Health and Safety
-	Archaeological Sites, and
-	Exploration Access

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

ITEM 1A.	RISK FACTORS

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

Our net loss since inception is $239,482.  There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended July 31, 2012, which are included in this annual report on Form 10-K.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $239,482. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Ludvik Rolin, our former officer and director own a total of 2,000,000 shares of stock, which is 55.33% of the issued and outstanding number of shares as of the date of this report. Subject to all holding periods under applicable securities laws, he will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Volatility of Stock Price.

Our common shares are not currently publicly traded.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our administrative mailing office is located at 1 Yonge Street, Suite 1801, Toronto, ON, M5E 1W7.  We currently do not have any mineral exploration properties.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no market for our common stock.

As of the date of this report there were 51 shareholders and 3,614,940 shares outstanding.

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

Recent Sales of Unregistered Securities

On November 10, 2011, the Company issued 100,000 common shares at $0.25 for gross proceeds of $25,000.

On April 27, 2012, the Company issued 120,000 common shares at $0.25 per share for gross proceeds of $30,000.

The above shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

Over the twelve months ending July 31, 2013, we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending July 31, 2013.

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

Over the twelve months ending July 31, 2013 we intend to use all available funds as follows:

Operations: acquiring new properties	$140,000
Working Capital	40,000
Total	$180,000

Financial Condition, Liquidity and Capital Resources

Since inception on March 18, 2004, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through a shareholder loan and the issuance of common stock.

At July 31, 2012, we had a working capital deficit of $38,999 compared to a working capital deficit of $57,209 at July 31, 2011.

At July 31, 2012, our total asset of $16,147 consists of cash balance of $16,147. This compares with our assets at July 31, 2011 of $2,893 which consisted of cash of $2,343 and prepaid expenses of $550.

At July 31, 2012, our total liabilities were $55,146 compared to our liabilities of $60,102 as at July 31, 2011.

We have had no revenues from inception. There is currently insufficient capital to acquire mineral properties.  A former director, Ludvik Rolin has loaned us funds.  Mr. Rolin has loaned us $26,500 for the partial payment of costs associated with general and administrative expenses.  As of the date of this report, our current President Angel Cruz has advanced $1,449 to the Company.

During the year ended July 31, 2012 we raised $55,000 from sales of our common stocks; during the year ended July 31, 2011 we raised $26,120 from sales of our common stocks.

We have no notes payable or long-term debt, other than the $26,500 owing to our former director, Ludvik Rolin, and associated $22,094 in accrued interest.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders. We can provide no assurance that if we require additional financing, it will be available on favourable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our business activities.

Results of Operations

We posted losses of $36,790 for the year ended July 31, 2012 compared to losses of $39,790 for the year ended July 31, 2011. We have had total losses of $239,482 from inception to July 31, 2012.

Operating expenses for the year ended July 31, 2012 were $34,118 compared to $37,118 in 2011. The decrease was largely due to the decrease of professional fees from $33,325 in 2011 to $25,412 in 2012 as we engaged more professional services for management change during 2011. Transfer agent fees increased from $775 in 2011 to $1,905 in 2012 as we had more share issuances in 2012. Our corporate filing fees increased from $2,810 in 2011 to $6,736 in 2012 due to the increased filing requirements by the SEC in 2012.

We incurred interest expense of $2,672 on note payable to our former director during each of the years ended July 31, 2012 and 2011.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2013.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited financial statements for the year ended July 31, 2012, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

Recently Issued Accounting Standards

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.	FINANCIAL STATEMETNS

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm

-	Balance Sheets as at July 31, 2012 and 2011

-	Statements of Operations for each of the years ended July 31, 2012 and 2011 and for the period from March 18, 2004 (inception) to July 31, 2012

-	Statements of Stockholders' Equity (Deficit) for the period from March 18, 2004 (inception) to July 31, 2012

-	Statements of Cash Flows for each of the years ended July 31, 2012 and 2011 and for the period from March 18, 2004 (inception) to July 31, 2012

-	Notes to the Financial Statements

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Victory Eagle Resources Corp.
(An Exploration Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of Victory Eagle Resources Corp. (the “Company”) as of July 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from March 18, 2004 (Inception) through July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Eagle Resources Corp. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from March 18, 2004 (Inception) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
October 25, 2012

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31, 2012	July 31, 2011
ASSETS
Current assets
Cash	$16,147	$2,343
Prepaid expenses	-	550
Total current assets	16,147	2,893
Total assets	$16,147	$2,893

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,103	$13,525
Note payable and advances-related parties	27,949	27,155
Accrued interest on related party note payable	22,094	19,422
Total current liabilities	55,146	60,102
Total liabilities	55,146	60,102

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,614,940 and 3,394,940 shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	3,615	3,395
Additional paid-in capital	200,748	145,968
Subscription receivable	(3,880)	(3,880)
Deficit accumulated during the exploration stage	(239,482)	(202,692)
Total stockholders' deficit	(38,999)	(57,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,147	$2,893

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended July 31, 2012 and 2011
and the Period From March 18, 2004 (Inception) through July 31, 2012

	Year Ended July 31, 2012	Year Ended July 31, 2011	Inception through July 31, 2012
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	34,118	37,118	207,888
Operating loss	(34,118)	(37,118)	(217,388)
Interest expense	(2,672)	(2,672)	(22,094)
Net loss	$(36,790)	$(39,790)	$(239,482)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,498,220	3,145,030

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 18, 2004 (Inception) through July 31, 2012

	Common Stock		Additional	Subscription
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total

Issuance of common stock for cash to founders	2,000,000	$2,000	$-	$-	$-	$2,000
Net loss	-	-	-	-	(24,403)	(24,403)
Balance, July 31, 2004	2,000,000	2,000	-	-	(24,403)	(22,403)
Net loss	-	-	-	-	(12,877)	(12,877)
Balance, July 31, 2005	2,000,000	2,000	-	-	(37,280)	(35,280)
Issuance of common stock for cash	560,250	560	55,465	-	-	56,025
Net loss	-	-	-	-	(15,423)	(15,423)
Balance, July 31, 2006	2,560,250	2,560	55,465	-	(52,703)	5,322
Issuance of common stock for exploration cost	50,000	50	4,950	-	-	5,000
Net loss	-	-	-	-	(22,974)	(22,974)
Balance, July 31, 2007	2,610,250	2,610	60,415	-	(75,677)	(12,652)
Issuance of common stock for mineral property option	45,000	45	4,455	-	-	4,500
Net loss	-	-	-	-	(16,116)	(16,116)
Balance, July 31, 2008	2,655,250	2,655	64,870	-	(91,793)	(24,268)
Issuance of common stock for cash	78,690	79	15,659	-	-	15,738
Net loss	-	-	-	-	(43,239)	(43,239)
Balance, July 31, 2009	2,733,940	2,734	80,529	-	(135,032)	(51,769)
Subscription received for shares to be issued	-	-	36,100	-	-	36,100
Net loss	-	-	-	-	(27,870)	(27,870)
Balance, July 31, 2010	2,733,940	2,734	116,629	-	(162,902)	(43,539)
Issuance of common stock for cash	661,000	661	29,339	(3,880)	-	26,120
Net loss	-	-	-	-	(39,790)	(39,790)
Balance, July 31, 2011	3,394,940	3,395	145,968	(3,880)	(202,692)	(57,209)
Issuance of common stock for cash	220,000	220	54,780	-	-	55,000
Net loss	-	-	-	-	(36,790)	(36,790)
Balance, July 31, 2012	3,614,940	$3,615	$200,748	$(3,880)	$(239,482)	$(38,999)

See accompanying summary of accounting policies and notes to financial statements

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended July 31, 2012 and 2011
And Period from March 18, 2004 (Inception) through July 31, 2012

	Year Ended	Year Ended	Inception through
	July 31, 2012	July 31, 2011	July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,790)	$(39,790)	$(239,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	550	3,000	-
Accounts payable and accrued liabilities	(8,422)	6,305	5,103
Accrued interest on stockholder note payable	2,672	2,672	22,094
NET CASH USED IN OPERATING ACTIVITIES	(41,990)	(27,813)	(200,785)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advances-related parties	794	655	27,949
Proceeds from sale of common stock	55,000	26,120	190,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,794	26,775	218,932
NET CHANGE IN CASH	13,804	(1,038)	16,147
Cash, beginning of period	2,343	3,381	-
Cash, end of period	$16,147	$2,343	$16,147
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH INVESTING ACTIVITIES
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$-	$3,880	$3,880

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Victory Eagle Resources Corp. (the "Company") was incorporated on March 18, 2004 under the laws of Nevada with a fiscal year end of July 31. The Company is in the business of acquisition and exploration of gold projects. In October 2008, the Company became listed on the OTC Bulletin Board under the symbol VERC.

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

Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and line of credit. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2012.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at July 31, 2012 and 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended July 31, 2012 and 2011.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair value of financial instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
-
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments. We have no level 2 or level 3 assets or liabilities.

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

Income taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $36,790 for the year ended July 31, 2012, and a cumulative loss of $239,482 since its inception on March 18, 2004. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2012 the President of the Company made payments of $794 on behalf of the Company. As at July 31, 2012 the Company had a balance of $1,449 due to the President. The advances from the President are unsecured, non-interest bearing and repayable upon demand.

In April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at July 31, 2012, the interest accrued on the loan is $22,094. The note payable and accrued interest are payable on demand.

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforward. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following:

	July 31, 2012	July 31, 2011
Federal income tax provision (benefit) attributable to:
Current operations	$12,500	$13,500
Less, change in valuation allowance	(12,500)	(13,500)
Net provision (benefit)	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2012	July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$81,000	$68,500
Less, valuation allowance	(81,000)	(68,500)
Net deferred tax asset	$-	$-

As at July 31, 2012, the Company had an unused net operating loss carryover approximating $239,000 that is available to offset future taxable income expiring beginning in 2024.

NOTE 6 - COMMON STOCK

The authorized stock of the Company consists of 25,000,000 common shares with a par value of $0.001 per share.

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

On December 10, 2009 the Company received $36,100 from subscriptions for 361,000 shares at $0.10 per share. The shares were issued on December 16, 2010.

On November 11, 2010, the Company received $26,120 from subscriptions for 300,000 shares at $0.10 per share. The shares were issued on December 16, 2010.  As at July 31, 2012 and the date of this report, $3,880 of the proceeds for the shares are outstanding and recorded as subscription receivable.

On October 26, 2011, the Company received $25,000 from subscriptions for 100,000 common shares at $0.25 per share. The shares were issued on November 10, 2011.

On April 27, 2012, the Company issued 120,000 common shares at $0.25 per share for gross proceeds of $30,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our previous principal executive officer who is also our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that as of and for the year ended July 31, 2012, our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported properly within the time periods specified in the SEC’s rules and forms.

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

Management, including our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended July 31, 2012.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that, as of and for the year ended July 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year and quarters ended July 31, 2012.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As at the date of this report, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Angel Cruz	President, Secretary and Treasurer	44	March 16, 2011

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

Committees of the Board

Currently our company has the following committees:

-	Audit Committee;
-	Nominating and Corporate Governance Committee; and
-	Compensation Committee.

Our Audit Committee is currently made up of Angel Cruz.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on October 22, 2005.

Our Nominating and Corporate Governance Committee is currently made up of Angel Cruz.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on October 22, 2005.

Our Compensation Committee is currently made up of Angel Cruz.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on October 22, 2005.

Family Relationships

There are no family relationships between any of our current and former directors or executive officers.

Involvement in Certain Legal Proceedings

Our sole director who is also our executive officer, principal financial officer and control persons have not been involved in any of the following events during the past ten years:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

(8)
was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

Our sole director and officer is not obligated to commit his full time and attention to our business and, accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. In the course of their other business activities, he may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which he owes a fiduciary duty. As a result, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. He may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

-	The corporation could financially undertake the opportunity;
-	The opportunity is within the corporation’s line of business; and
-	It would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Our code of ethics obligates our Directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2012, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Audit Committee Financial Expert

Our sole director has determined that the Audit Committee does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Term 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.	EXECUTIVE COMPENSATION

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended July 31, 2012.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2012.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2012.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at the date of this report, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

Ludvik Rolin 1559 Rupert, North Vancouver, BC V7J 1G3 Canada	2,000,000 common shares	55.33%

Hill Town Capital 145-157 St. John Street London, UK	661,0000 common shares	18.29%

Directors and Executive Officer as a Group	None	0%

(1)
Based on 3,614,940 shares of common stock issued and outstanding as of the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our sole director and officer, 5% shareholders, or any members of the immediate families of the foregoing persons has been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

On March 19, 2004, we issued a total of 2,000,000 shares of restricted common stock to Mr. Rolin, a former officer and director of our company for subscription proceeds of $2,000. On April 12, 2004, Mr. Rolin loaned us $26,500 for the partial payment of offering expenses and general administrative expenses. The loan bears interest at a rate of 10% per annum and is not convertible into shares of the Company. Under the terms of the loan agreement, Mr. Rolin was entitled to repayment if the company raised a minimum of $50,000 in our SB-2 offering.  The company successfully raised this amount. However, Mr. Rolin waived his right to repayment.  The loan is now repayable upon demand.

Mr. Cruz has advanced us $1,449 as of the date of this report and has indicated that he may loan us additional funds, as needed, to pay administrative costs and for operating capital. We do not, however, have any formal agreement with Mr. Cruz to provide us with such funding.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our current and former directors and officers.  In connection with the approval of the transactions described above, our officers and directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our officers and Directors will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

The Over-The-Counter Bulletin Board does not have rules regarding director independence.  The Company will seek to appoint independent Directors, if and when it is required to do so.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 were estimated to be $6,500.

Audit Related Fees

For the fiscal year ended July 31, 2012, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, were $5,550.

Tax Fees

For the fiscal year ended July 31, 2012, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, were $Nil.

We do not engage LBB & Associates Ltd., LLP for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee (which consists of entire Board of Directors); or

-
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

PART IV

ITEM 5.	EXHIBITS

Exhibit Number and Exhibit Title

(31)	Section 302 Certification

31.1*	Certification of Angel Cruz

(32)	Section 906 Certification

32.1*	Certification of Angel Cruz

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

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

Date:  October 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angel Cruz
Angel Cruz	President, Secretary and Treasurer	October 29, 2012