Form 10-Q
period 2012-10-31
VICTORY EAGLE RESOURCES CORP.
filed 2012-12-21
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-52308

Victory Eagle Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

San Borja N° 1358, Col. Vertiz Narvarte, CP 03600 Benito Juárez, Mexico City, Mexico
(Address of principal executive offices)

52-55-9171-1499
(Issuer's telephone number)

1 Yonge Street, Suite 1801, Toronto, ON  M5E 1W7
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,614,940 common shares issued and outstanding as of December 21, 2012

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Financial Statements

Balance Sheets at October 31, 2012 (Unaudited) and July 31, 2012	4

Statements of Operations (Unaudited)	5

Statements of Cash Flows (Unaudited)	6

Notes to the Financial Statements (Unaudited)	7

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$10,945	$16,147
Total current assets	10,945	16,147
Total assets	$10,945	$16,147
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$9,728	$5,103
Note payable and advances-related parties	27,949	27,949
Accrued interest on related party note payable	22,761	22,094
Total current liabilities	60,438	55,146
Total liabilities	60,438	55,146
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,614,940 shares issued and outstanding	3,615	3,615
Additional paid-in capital	200,748	200,748
Subscription receivable	(3,880)	(3,880)
Deficit accumulated during the exploration stage	(249,976)	(239,482)
Total stockholders' deficit	(49,493)	(38,999)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,945	$16,147

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Inception through October 31, 2012
Operating expenses:
Exploration cost	$-	$-	$9,500
General and administrative	9,827	7,477	217,715
Operating loss	(9,827)	(7,477)	(227,215)
Interest expense	(667)	(668)	(22,761)
Net loss	$(10,494)	$(8,145)	$(249,976)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	3,614,940	3,394,940

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2012	October 31, 2011	October 31, 2012
CASH FLOWS FROM OPERATINGACTIVITIES:
Net loss	(10,494)	$(8,145)	$(249,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	-	550	-
Accounts payable and accrued liabilities	4,625	(6,320)	9,728
Accrued interest on related party note payable	667	668	22,761
NET CASH USED IN OPERATING ACTIVITIES	(5,202)	(13,247)	(205,987)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advances-related parties	-	8,363	27,949
Proceeds from sale of common stock	-	25,000	190,983

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	33,363	218,932
NET CHANGE IN CASH	(5,202)	20,116	10,945
Cash, beginning of period	16,147	2,343	-
Cash, end of period	10,945	$22,459	$10,945
SUPPLEMENTAL DISCLOSURES
Interest paid	-	$-	$-
Income taxes paid	-	$-	$-

Non-cash transactions
Stock issued for mineral property costs	-	$-	$9,500
Issuance of common stock for subscription receivable	-	$-	$3,880

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $249,976 as of October 31, 2012 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and advances from officers and/or issuance of common stock for cash.

NOTE 2 - NOTE PAYABLE - STOCKHOLDER

During April 2004 the majority shareholder of the Company loaned the company $26,500. Interest is being accrued on this note at the rate of 10% per annum. As at October 31, 2012, the interest accrued on the loan is $22,761. The note payable and accrued interest are payable on demand.

As at July 31 and October 31, 2012 the Company had a balance of $1,449 due to the President for payments on behalf of the Company. The advances from the President are unsecured, non-interest bearing and repayable upon demand.

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501, and our business office is located at 1 Yonge Street, Suite 1801, Toronto, Ontario, M5E 1W7.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2013.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2013.

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

We have incurred losses of $249,976 from March 18, 2004 (inception) through October 31, 2012. There are no assurances that we will be able to either (1) ever achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through future private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from our recently completed offering, operations and any future private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our independent auditors’ report on our audited financial statements, in our Form 10-K filed October 29, 2012 for the fiscal year ended July 31, 2012, indicated that there was substantial doubt about our ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

Results of Operations

Three Months Ended October 31, 2012 and 2011

We generated no revenue during the three months ended October 31, 2012 or 2011. During the three months ended October 31, 2012 we had net loss of $10,494 compared to net loss of $8,145 during the three months ended October 31, 2011, with the increase largely due to increased professional fees and SEC filing fees. During the three months ended October 31, 2012 and 2011, we recorded interest expense of $667 and $668, respectively on note payable to a shareholder of the Company.

Financial Condition, Liquidity and Capital Resources

At October 31, 2012, our only asset was cash of $10,945.

As at October 31, 2012, we had total liabilities of $60,438, consisting of accounts payable of $9,728, note payable to related party and advance from related party of $27,949, and accrued interest on related party note of $22,761.

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

Plan of Operation

Over the twelve months ending October 31, 2013, we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending October 31, 2013.

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

Over the twelve months ending October 31, 2013, we intend to use all available funds to acquire new mineral resource properties as follows if we are able to successfully raise funds:

Operations: acquiring new properties	$140,000
Working Capital	40,000
Total	$180,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

d) Exhibits

Exhibit No.	Document Description

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______
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

VICTORY EAGLE RESOURCES CORP.

Date: December 21, 2012	By:	/s/ Angel Cruz
Angel Cruz, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)