Form 10-Q
period 2013-01-31
VICTORY EAGLE RESOURCES CORP.
filed 2013-03-22
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 22, 2013
Common Stock, $0.001 par value	3,614,940

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Financial Statements

-	Balance Sheets at January 31, 2013 (Unaudited) and July 31, 2012

-	Statements of Operations (Unaudited)

-	Statements of Cash Flows (Unaudited)

-	Notes to the Financial Statements (Unaudited)

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31, 2013 (Unaudited)	July 31, 2012
ASSETS
Current assets
Cash	$1,194	$16,147
Total current assets	1,194	16,147
Total assets	$1,194	$16,147

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,224	$5,103
Note payable and advances-related parties	27,949	27,949
Accrued interest - note payable – related party	23,429	22,094
Total current liabilities	55,602	55,146
Total liabilities	55,602	55,146

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,614,940 shares issued and outstanding
at January 31, 2013 and July 31, 2012, respectively	3,615	3,615
Additional paid-in capital	200,748	200,748
Subscription receivable	(3,880)	(3,880)
Deficit accumulated during the exploration stage	(254,891)	(239,482)
Total stockholders' deficit	(54,408)	(38,999)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,194	$16,147

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Inception Through January 31,
	2013	2012	2013	2012	2013
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	4,247	13,826	14,074	21,302	221,962
Operating loss	(4,247)	(13,826)	(14,074)	(21,302)	(231,462)
Interest expense	(668)	(668)	(1,335)	(1,336)	(23,429)
Net loss	$(4,915)	$(14,494)	$(15,409)	$(22,638)	$(254,891)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,614,940	3,484,070	3,614,940	3,439,505

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Inception Through January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,409)	$(22,638)	$(254,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	-	550	-
Accounts payable and accrued liabilities	(879)	530	4,224
Accrued interest on shareholder notes payable	1,335	1,335	23,429
NET CASH USED IN OPERATING ACTIVITIES	(14,953)	(20,223)	(215,738)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advances-related parties	-	794	27,949
Proceeds from sale of common stock	-	25,000	190,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	25,794	218,932
NET CHANGE IN CASH	(14,953)	5,571	1,194
Cash, beginning of period	16,147	2,343	-
Cash, end of period	$1,194	$7,914	$1,194

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$-	$-	$3,880

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $254,891 as of January 31, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - NOTE PAYABLE AND ADVANCES – RELATED PARTIES

During April 2004 the majority shareholder of the Company loaned $26,500 to the Company. Interest is being accrued on this note at the rate of 10% per annum. As at January 31, 2013, the interest accrued on the loan is $23,429. The note payable and accrued interest are payable on demand. Interest expense for the six months ended January 31, 2013 and 2012 is $1,335 and $1,336, respectively.

As at July 31, 2012 and January 31, 2013, the Company had a balance of $1,449 due to the President for payments made on behalf of the Company. The advances from the President are unsecured, non-interest bearing and repayable upon demand.

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501, and our business office is located at San Borja N° 1358, Col. Vertiz Narvarte, CP 03600 Benito Juárez, Mexico City, Mexico.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending January 31, 2014.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending January 31, 2014.

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

We have incurred losses of $254,891 from March 18, 2004 (inception) through January 31, 2013.

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

Results of Operations

Three Months Ended January 31, 2013 and 2012

We generated no revenue during the three months ended January 31, 2013 or 2012. During the three months ended January 31, 2013, operating expenses totaled $4,247 and we had a net loss of $4,915. During the three months ended January 31, 2012, operating expenses totaled $13,826 and we had a net loss of $14,494. Operating expenses decreased from 2012 to 2013 due to decreased legal and filing fees. During the three months ended January 31, 2013 and 2012, we recorded interest expense of $668 on a note payable to a shareholder of the Company.

Six Months Ended January 31, 2013 and 2012

We generated no revenue during the six months ended January 31, 2013 or 2012.  During the six months ended January 31, 2013, operating expenses totaled $14,074 and we had a net loss of $15,409. During the six months ended January 31, 2012, operating expenses totaled $21,302 and we had a net loss of $22,638. Operating expenses decreased from 2012 to 2013 due to less legal fees. During the six months ended January 31, 2013 and 2012, we recorded interest expense of $1,335 and $1,336, respectively, on a note payable to a shareholder of the Company.

Financial Condition, Liquidity and Capital Resources

At January 31, 2013, our only asset was cash of $1,194.

As at January 31, 2013, we had total liabilities of $55,602, consisting of accounts payable of $4,224, note payable to related party and advance from related party of $27,949, and accrued interest on related party note of $23,429.

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

Plan of Operation

Over the twelve months ending January 31, 2014, we plan to expend a total of approximately $140,000 in respect of acquiring new mineral properties. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending January 31, 2014.

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

Over the twelve months ending January 31, 2014, we intend to use all available funds to acquire new mineral resource properties as follows if we are able to successfully raise funds:

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

Item 1A.  Risk Factors.

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

*Filed herewith.

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

VICTORY EAGLE RESOURCES CORP.

Date: March 22, 2013	By:	/s/ Angel Cruz
Angel Cruz, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)