Form 10-Q
period 2013-04-30
VICTORY EAGLE RESOURCES CORP.
filed 2013-06-14
CIK 1304898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                           to ________________

Commission file number 000-52308

Victory Eagle Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
San Borja N° 1358, Col. Vertiz Narvarte, CP 03600 Benito Juárez, Mexico City, Mexico
(Address of principal executive offices)
52-55-9171-1499
(Issuer's telephone number)
____________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 4, 2013
Common Stock, $0.001 par value	3,614,940

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	April 30, 2013	July 31, 2012
ASSETS
Current assets
Cash	$1,176	$16,147
Total current assets	1,176	16,147
Total assets	$1,176	$16,147

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,400	$5,103
Note payable and advances-related parties	27,949	27,949
Accrued interest - note payable - related party	24,098	22,094
Total current liabilities	60,447	55,146
Total liabilities	60,447	55,146

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,614,940 shares issued and outstanding	3,615	3,615
Additional paid-in capital	200,748	200,748
Subscription receivable	(3,880)	(3,880)
Deficit accumulated during the exploration stage	(259,754)	(239,482)
Total stockholders' deficit	(59,271)	(38,999)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,176	$16,147

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine months Ended April 30,		Inception Through April 30,
	2013	2012	2013	2012	2013
Operating expenses:
Exploration cost	$-	$-	$-	$-	$9,500
General and administrative	4,195	7,900	18,268	29,202	226,156
Operating loss	(4,195)	(7,900)	(18,268)	(29,202)	(235,656)
Interest expense	(668)	(668)	(2,004)	(2,004)	(24,098)
Net loss	$(4,863)	$(8,568)	$(20,272)	$(31,206)	$(259,754)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	3,614,940	3,498,940	3,614,940	3,459,028

See accompanying summary of accounting policies and notes to financial statements.

VICTORY EAGLE RESOURCES CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended April 30, 2013	Nine months Ended April 30, 2012	Inception Through April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,272)	$(31,206)	$(259,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property rights	-	-	11,500
Net change in:
Prepaid expenses	-	550	-
Accounts payable and accrued liabilities	3,297	3,180	8,400
Accrued interest on note payable-related party	2,004	2,004	24,098
NET CASH USED IN OPERATING ACTIVITIES	(14,971)	(25,472)	(215,756)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures on mineral property rights	-	-	(2,000)
NET CASH USED IN INVESTING ACTIVITES	-	-	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and advances-related parties	-	794	27,949
Proceeds from sale of common stock	-	55,000	190,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	55,794	218,932
NET CHANGE IN CASH	(14,971)	30,322	1,176
Cash, beginning of period	16,147	2,343	-
Cash, end of period	$1,176	$32,665	$1,176

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities
Stock issued for mineral property costs	$-	$-	$9,500
Issuance of common stock for subscription receivable	$-	$-	$3,880

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $259,754 as of April 30, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - NOTE PAYABLE AND ADVANCES – RELATED PARTIES

During April 2004, the majority shareholder of the Company loaned $26,500 to the Company. Interest is being accrued on this note at the rate of 10% per annum. As at April 30, 2013, the interest accrued on the loan was $24,098. The note payable and accrued interest are payable on demand. Interest expense for the nine months ended April 30, 2013 and 2012 was $2,004.

As of April 30, 2013, the Company had a balance of $1,449 due to the President for payments made on behalf of the Company. The advances from the President are unsecured, non-interest bearing and repayable upon demand.

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

Corporate History

We were incorporated in the State of Nevada on March 18, 2004. Our business is acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501, and our business office is located at San Borja N° 1358, Col. Vertiz Narvarte, CP 03600 Benito Juárez, Mexico City, Mexico.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We do not currently have interest in mineral properties. We are actively pursuing acquisition of a resource property.

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred losses of $259,754 from March 18, 2004 (inception) through April 30, 2013.

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

Results of Operations

Three Months Ended April 30, 2013 and 2012

We generated no revenue during the three months ended April 30, 2013 or 2012. During the three months ended April 30, 2013, operating expenses totaled $4,195 and we had net loss of $4,863. During the three months ended April 30, 2012, operating expenses totaled $7,900 and we had a net loss of $8,568. Operating expenses decreased from 2012 to 2013 due to decreased legal and filing fees as we continued to streamline our operations. During the three months ended April 30, 2013 and 2012, we recorded interest expense of $668 on the note payable to a shareholder of the Company.

Nine Months Ended April 30, 2013 and 2012

We generated no revenue during the nine months ended April 30, 2013 or 2012. During the nine months ended April 30, 2013, operating expenses totaled $18,268 and we had a net loss of $20,272. During the nine months ended April 30, 2012, operating expenses totaled $29,202 and we had a net loss of $31,206. Operating expenses decreased from 2012 to 2013 due to decreased legal and filing fees as we continue to streamline our operations. During the nine months ended April 30, 2013 and 2012, we recorded interest expense of $2,004 on the note payable to a shareholder of the Company.

Liquidity and Capital Resources

At April 30, 2013, our only asset was cash of $1,176.

As at April 30, 2013, we had total liabilities of $60,447, consisting of accounts payable of $8,400, note payable to related party and advance from related party of $27,949, and accrued interest on related party note of $24,098.

Historically, we have financed our cash flows and operations from the sales of our common stock and advances from stockholders.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial statements.

Off Balance Sheet Arrangements

As of April 30, 2013 and the date of this Quarterly Report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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
_______________
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

VICTORY EAGLE RESOURCES CORP.

Date: June 14, 2013	By:	/s/ Angel Cruz
Angel Cruz, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)